Form 10QSB
period 1997-08-31
HOTELECOPY INC
filed 1998-08-24
CIK 854883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1997

_        Transition report pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from ____________________ to _______________________.

Commission file number 0-17978

                                HOTELECOPY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Florida                                       59-2605868
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                  17850 N.E. 5th Avenue, Miami, Florida, 33162
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  800-322-0530
                           (ISSUER'S TELEPHONE NUMBER)

                                      N.A.
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____     No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         TITLE OF CLASS                DATE        NUMBER OF SHARES OUTSTANDING
         --------------                ----        ----------------------------
Common stock, $.01 par value    August 20, 1998              1,933,318

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS                                              AUGUST 31, 1997     MAY 31, 1997
------                                              ---------------     ------------
CURRENT ASSETS
 Cash and equivalents                               $     25,765       $     30,995
 Accounts receivable, less allowance for
     doubtful accounts of $7,700 at
     August 31, 1997 and May 31, 1997                      8,236              5,671
 Inventories                                              15,800             15,800
 Other                                                    10,014              4,433
                                                    ------------       ------------
     Total current assets                                 59,815             56,899
PROPERTY AND EQUIPMENT (Note 3)
DEPOSITS                                                   2,565              2,565
                                                    ------------       ------------
                                                    $     62,380       $     59,464
                                                    ============       ============
LIABILITIES AND DEFICIENCY IN ASSETS
    ATTRIBUTABLE TO COMMON STOCK
------------------------------------
CURRENT LIABILITIES
 Accounts payable                                      1,066,375          1,026,110
 Notes payable in default                              1,057,197          1,057,197
 Note payable affiliate, in default                       25,250             25,250
 Accrued liabilities (Note 4)                            224,597            226,433
                                                    ------------       ------------
Total current liabilities                              2,373,419          2,334,990
                                                    ------------       ------------

DEFICIENCY IN ASSETS ATTRIBUTABLE
    TO COMMON STOCK:
Common stock, $.01 par value, 10,000,000
shares authorized; 1,933,318 issued and outstanding       19,333             19,333
Additional paid-in capital                             6,213,341          6,213,341
Accumulated Deficit                                  (8,543,713)        (8,508,200)
                                                    ------------       ------------
Deficiency in assets attributable to common stock    (2,311,039)        (2,275,526)
                                                    ------------       ------------
                                                    $     62,380       $     59,464
                                                    ============       ============

           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
                                         For the three months ended August 31,
                                              1997                 1996
                                              ----                 ----
REVENUES                                   $ 110,234            $ 143,145
                                           ---------            ---------
COST AND EXPENSES:

   Cost of revenues                           74,636               80,016

   Payroll, payroll taxes and

        related benefits                      30,543               54,863

Occupancy costs                               18,691               18,136

Other selling and administrative              21,877               25,988
                                           ---------            ---------
Total costs and expenses                     145,747              179,003
                                           ---------            ---------
NET LOSS                                   $ (35,513)           $ (35,858)
                                           =========            =========
Net loss per common share                  $  (0.02)            $  (0.02)
                                           ---------            ---------
Weighted average shares outstanding        1,933,318            1,933,318
                                           =========            =========


           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                           For the three months ended August 31,
                                                  1997          1996
                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                       $ (35,513)    $ (35,858)

Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable    (2,565)         6,607
    Decrease in inventory                                         3,064
    Increase in prepaid expenses and others       (5,581)       (2,456)
    Increase in accounts payable                  40,265        21,216
    Decrease in accrued liabilities               (1,836)       (8,635)
                                               ---------     ---------
      Net cash used by operating activities       (5,230)      (16,062)
                                               ---------     ---------
DECREASE IN CASH EQUIVALENTS                      (5,230)      (16,062)

CASH AND EQUIVALENTS, BEGINNING BALANCE           30,995        38,145
                                               ---------     ---------
CASH AND EQUIVALENTS, ENDING BALANCE           $  25,765     $  22,083
                                               =========     =========


           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly Hotelecopy, Inc. and its Subsidiaries financial position at August 31, 1997 and the results of its operations and cash flows for the three months then ended. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the entire year.

The consolidated financial statements of Hotelecopy, Inc. and Subsidiary included herein do not include all footnote disclosures normally included in annual consolidated financial statements.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company's cash flow from operations has not been sufficient to allow the Company to remain current with its creditors. Cash currently on hand and expected to be generated by operations during the fiscal year ending May 31, 1998 is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources. This condition together with the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Should the Company be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - RECLASSIFICATION

Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                              AUGUST 31, 1997       MAY 31, 1997
                                              ---------------       ------------
Facsimile equipment                              $2,864,641          $2,864,641
Office and other equipment                          667,515             667,515
Furniture and fixtures                               99,916              99,916
                                                 ----------          ----------
Total                                             3,632,072           3,632,072
Less accumulated depreciation                     3,632,072           3,632,072
                                                 ----------          ----------
Property and equipment, net book value               -0-                 -0-
                                                 ==========          ==========

NOTE 4

The Company received an adverse decision in its litigation against the USPS (United States Claims Court Case Nos. 91-963C and 91-964C). The Court dismissed the Company's complaints and ordered that the United States Postal Service recover $88,400 on its counterclaim against the Company. The Company has charged to expense and accrued a liability in the amount of $88,400. The Company appealed this decision to the United States Court of Appeals for the Federal Circuit, and on August 17,1993 the Court of Appeals affirmed the decision of the lower court. On August 31, 1993 the Company petitioned the United States Court of Appeals for the Federal Circuit for a rehearing and suggestion for a rehearing in banc. On October 29, 1993, the petition for rehearing was denied and suggestion for rehearing in banc was declined. On November 5, 1993, a final judgement was entered against the Company (CIF Claim No.041183) in the amount of $88,400. The Company does not have the funds to satisfy this judgement.

ITEM 2:   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

REVENUES

During the three months ended August 31, 1997, revenues declined approximately 23% compared to the same period in 1996. The decline in revenues is solely attributed to the expiration and non-renewal of the attended member locations. The Company anticipates that the attended member locations will continue to decline as contracts expire and this will materially adversely affect revenues. The Company does not have the funds to support a marketing and sales effort to further expand its self-service FaxMailers.

COST OF REVENUES

Costs decreased approximately 7% in the three month period ended August 31, 1997, as compared to August 31, 1996. This was primarily attributable to the decline in revenues from 1997 to 1996 of approximately 23%.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

These expenses decreased approximately 44% as compared to the prior year. There was a reduction of staff as well as, for the quarter ended August 1997, there were no executive salaries.

OTHER SELLING AND ADMINISTRATIVE

Expenses decreased approximately 16% in the quarter ended August 31, 1997 as compared to the same quarter of the prior year. This decline is attributed to a general reduction of all selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately ($2,300,000) and a ratio of current assets to current liabilities of approximately .03 to 1 at August 31, 1997. This compares with a May 31, 1996, working capital deficit of approximately ($2,300,000) and a ratio of current assets to current liabilities of .02 to 1. The Company has a negative net worth and cash flow sufficient to cover only its greatly reduced overhead. On November 5, 1993 a final judgement was issued and a judgement was entered against the Company (CIF Claim No. 041183) by the United States Postal Service in the amount of $88,400. The Company does not have the funds to satisfy this judgement. The Company is in default with its notes payable and has suspended all payments due to cash flow restraints. The

Company does not have sufficient funds to repay the debt. The Company is current with all its present vendors and generates enough cash flow to fund its present operations. However, without the cooperation of its creditors the Company would not be able to operate. No assurances can be given that these creditors will continue to cooperate with the Company to maintain its present level of operation.

The Company's financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the inability to pay its creditors, such realization of assets and liquidation of liabilities are subject to significant uncertainty.

The Company's inability to meet its liquidity needs raises substantial doubt about the Company's ability to continue as a going concern. The Company has continued to reduce its total operating expenses, however, revenues continue to decline. The Company continues to seek expansion of revenues earned from self-service FaxMail locations by trying to increase the number of locations offering these terminals. The Company's limited cash flow does not allow the Company to invest in new equipment or to support a marketing and sales effort for the self-service FaxMailer.

The Company has limited liquidity on a short-term basis and, absent additional funding, will have limited liquidity on a long-term basis. At the present, the Company does not have any additional sources of liquidity, such as bank or credit lines. Cash currently on hand and expected to be generated by operations during the fiscal year ended May 31, 1998, is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources.

If the Company is unable to obtain financing or equity capital, the ability of the Company to continue as a going concern will be in doubt. Should the Company be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company received an adverse decision in its litigation against the USPS (United States Claims Court Case Nos. 91-963C and 91-964C). The Court dismissed the Company's complaints and ordered that the USPS recover $88,400 on its counterclaim against the Company. The Company has charged to expense and accrued for the liability against it in the amount of $88,400. On March 10, 1993, the Company filed its appeal in the United States court of Appeals for the Federal Court Circuit, and on August 17, 1993, the Court of Appeals affirmed the decision of the lower court.

On August 31, 1993 the Company petitioned the United States Court of Appeals for the Federal Circuit for a rehearing and suggestion for rehearing in banc. On October 29, 1993, the petition for rehearing was denied and the suggestion for rehearing in banc was declined. On November 5, 1993 a final judgement was entered against the Company (CIF Claim No.041183) in the amount of $88,400.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed: Exhibit 27 Financial Data Schedule
         (b)  Reports on Form 8-K: NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HOTELECOPY, INC.

                                  (Registrant)

DATE:  AUGUST 21, 1998           BY:/s/ W. EDD HELMS, JR.
     ---------------------             -----------------------------------------
                                        W. Edd Helms, Jr., President

DATE:  AUGUST 21, 1998           BY:/s/ PHILIP H. KABOT
     ---------------------             -----------------------------------------
                                        Philip H. Kabot, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  27         Financial Data Schedule