Form 10QSB
period 1997-11-30
HOTELECOPY INC
filed 1998-08-24
CIK 854883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Exchange Act for the quarterly period ended November 30,1997

_        Transition report pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from ____________________ to ______________________.

Commission file number 0-17978

                                HOTELECOPY, INC.
      (EXACT NAME OF THE SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          FLORIDA                                                59-2605868
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

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

Yes      No   X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      TITLE OF CLASS                   DATE         NUMBER OF SHARES OUTSTANDING
      --------------                   ----         ----------------------------
Common stock, $.01 par value      August 20, 1998            1,933,318

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL STATEMENTS
HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                                 NOVEMBER 30, 1997            MAY 31,1997
------                                                 -----------------            -----------

CURRENT ASSETS

 Cash and equivalents                                     $   17,819                  $   30,995

 Accounts receivable, less allowance for
     doubtful accounts of $7,700 at
    November 30, 1997 and May 31,1997                         10,531                       5,671

 Inventories                                                  15,800                      15,800

 Other                                                        11,349                       4,433
                                                          ----------                  ----------

     Total current assets                                     55,499                      56,899

PROPERTY AND EQUIPMENT (Note 3)

DEPOSITS                                                       2,565                       2,565
                                                          ----------                  ----------

                                                           $  58,064                   $  59,464
                                                           =========                   =========
LIABILITIES AND DEFICIENCY IN ASSETS
    ATTRIBUTABLE TO COMMON STOCK

CURRENT LIABILITIES

 Accounts payable                                          1,059,725                   1,026,110

 Notes payable in default                                  1,057,197                   1,057,197

 Note payable affiliate, in default                           25,250                      25,250

 Accrued liabilities (Note 4)                                223,671                     226,433
                                                          ----------                  ----------

Total current liabilities                                  2,365,843                   2,334,990
                                                          ----------                  ----------


DEFICIENCY IN ASSETS ATTRIBUTABLE
   TO COMMON STOCK:

Common stock, $.01 par value, 10,000,000
shares authorized; 1,933,318 issued and outstanding           19,333                      19,333

Additional paid-in capital                                 6,213,341                   6,213,341

Accumulated Deficit                                      (8,540,453)                 (8,508,200)
                                                          ----------                  ----------


Deficiency in assets attributable to common stock        (2,307,779)                 (2,275,526)
                                                         -----------                 -----------

                                                         $    58,064                 $    59,464
                                                         ===========                 ===========

           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                NOVEMBER 30,                               NOVEMBER 30,

                                                         1997                  1996               1997                 1996
                                                         ----                  ----               ----                 ----

REVENUES                                              $ 115,246           $ 148,871          $ 225,480            $ 292,016
                                                      ---------           ---------          ---------            ---------

Cost and Expenses:

   Cost of revenues                                      46,660              83,216            121,296              163,232

   Payroll, payroll taxes and
        related benefits                                 23,694              57,058             54,237              111,921

Occupancy costs                                          15,496              18,861             34,187               36,997

Other selling and administrative                         26,136              27,028              8,013               53,016
                                                      ---------           ---------          ---------            ---------



Total costs and expenses                                111,986             186,163            257,733              365,166
                                                      ---------           ---------          ---------            ---------



NET LOSS                                              $   3,260           $ (37,292)         $ (32,253)           $ (73,150)
                                                      =========           =========          =========            =========


Net loss per common share                                                 $   (0.02)         $   (0.02)           $   (0.04)
                                                      ---------           ---------          ---------            ---------


Weighted average shares outstanding                   1,933,318           1,933,318          1,933,318            1,933,318
                                                      =========           =========          =========            =========



           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               FOR THE SIX MONTHS ENDED NOVEMBER 30,
                                                                 1997                       1996
                                                                 ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                       $(32,253)                 $(73,150)

  Changes in operating assets and liabilities:

    Decrease (Increase) in accounts receivable                    (4,860)                     4,643

    Decrease in inventory                                                                       286

    Increase in prepaid expenses and others                       (6,916)                   (2,002)

    Increase in accounts payable                                   33,615                    55,199

    Decrease in accrued liabilities                               (2,762)                   (3,821)
                                                                ---------                 ---------

      Net cash used by operating activities                      (13,176)                  (18,845)

                                                                ---------                 ---------
DECREASE IN CASH EQUIVALENTS                                     (13,176)                  (18,845)

CASH AND EQUIVALENTS, BEGINNING BALANCE                            30,995                    38,145
                                                                ---------                 ---------

CASH AND EQUIVALENTS, ENDING BALANCE                            $  17,819                 $  19,300
                                                                =========                 =========


           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly Hotelecopy, Inc. and its Subsidiaries financial position at November 30, 1997 and the results of its operations and cash flows for the three months and six months then ended. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the year ended May 31, 1998.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                           NOVEMBER 30, 1997       MAY 31, 1997
                                           -----------------       ------------


Facsimile equipment                             $2,864,641            $2,864,641

Office and other equipment                         667,515               667,515

Furniture and fixtures                              99,916                99,916
                                                ----------            ----------
Total                                            3,632,072             3,632,072

Less accumulated depreciation                    3,632,072             3,632,072
                                                ----------            ----------
Property and equipment, net book value              -0-                    -0-
                                                ==========            ==========

NOTE 4

The Company received an adverse decision in its litigation against the USPS (United States Claims Court Case Nos. 91-963C and 91-964C). The Court dismissed the Company's complaints and ordered that the USPS recover $88,400 on its counterclaim against the Company. The Company has charged to expense and accrued a liability for the counterclaim against it in the amount of $88,400. The Company appealed this decision to the United States Court of Appeals for the Federal Circuit, and on August 17,1993 the Court of Appeals affirmed the decision of the lower court. On August 31, 1993 the Company petitioned the United States Court of Appeals for the Federal Circuit for a rehearing and suggestion for a rehearing in banc. On October 29, 1993, the petition for rehearing was denied and suggestion for rehearing in banc was declined. On November 5, 1993, a final judgement was entered against the Company in the amount of $88,400. The Company does not have the funds to satisfy this judgement.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

REVENUES

Revenues declined approximately 23% for the three months and six months ended November 30, 1997 compared to the three and six months ended November 30, 1996. The decline is attributable to the expiration and non-renewal of the attended member locations. The Company anticipates that the attended member locations will continue to decline as contracts expire and this will materially adversely affect revenues.

COST OF REVENUES

These costs declined approximately 44% for the three months ended November 30, 1997 and approximately 26% for the six months ended November 30, 1997, as compared to the prior year. The decline in costs can be attributable to the loss of a major airline carrier and all the related expenses to maintain telephone lines.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

These expenses decreased approximately 58% for the three months and 52% for the six months ended November 30, 1997 as compared to the prior periods. The Company has no marketing or sales employees, staff was reduced, and no executive salaries were paid.

OCCUPANCY COSTS

There was an approximate 18% and 8% decline in occupancy costs for the three and six months ended November 30, 1997, as compared to the prior three months and six months ending November 30, 1996, respectively.

OTHER SELLING AND ADMINISTRATIVE

For the three months and six months ended November 30, 1997 these expenses decreased approximately 3% and 9% as compared to the same periods in 1996. The company has reduced all of its operating and selling expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working Capital deficit of approximately ($2,300,000) and a ratio of current assets to current liabilities of approximately .02 to 1 at November 30, 1997 and November 30, 1996. The Company has a negative net worth and cash flow sufficient to cover only its greatly reduced overhead. On November 5, 1993 a final judgement was issued and a judgement was entered against the Company (CIF Claim No. 041183) by the United States Postal Service in the amount of $88,400.

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

The Company's inability to meet its liquidity needs raises substantial doubt about the Company's ability to continue as a going concern. The Company has continued to reduce its total operating expenses, however, revenues continue to decline. The Company continues to seek expansion of revenues earned from self service FaxMail locations by trying to increase the number of locations offering these terminals. The Company's limited cash flow does not allow the Company to invest in new equipment or to support a marketing and sales effort for the self-service FaxMailer.

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

                                                    HOTELECOPY, INC.
                                                      (Registrant)

DATE:  AUGUST 21, 1998           BY:/s/ W. EDD HELMS, JR.
     -----------------              --------------------------------------------
                                        W. Edd Helms, Jr., President

DATE:  AUGUST 21, 1998           BY:/s/ PHILIP H. KABOT
     -----------------              --------------------------------------------
                                        Philip H. Kabot, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------


   27                   Financial Data Schedule