Form 10QSB
period 1998-02-28
HOTELECOPY INC
filed 1998-08-24
CIK 854883

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998.

___      Transition report pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from __________________________ to __________________

Commission file number 0-17978

                                HOTELECOPY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                           Florida                                                                   59-2605868
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                          (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  17850 N.E. 5th Avenue, Miami, Florida, 33162
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  800-322-0530
                           (ISSUER'S TELEPHONE NUMBER)

                                      N.A.
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL STATEMENTS

HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

ASSETS                                                                      FEBRUARY 28, 1998                MAY 31, 1997
------                                                                      -----------------                ------------
CURRENT ASSETS

 Cash and equivalents                                                         $    14,322                    $    30,995

 Accounts receivable, less allowance for
    doubtful accounts of $7,700 at
    February 28, 1998 and May 31, 1997                                             10,787                          5,671

 Inventories                                                                       15,800                         15,800

 Other                                                                             13,617                          4,433
                                                                              -----------                    -----------

     Total current assets                                                          54,526                         56,899

PROPERTY AND EQUIPMENT (Note 3)

DEPOSITS                                                                            2,565                          2,565
                                                                              -----------                    -----------

                                                                              $    57,091                    $    59,464
                                                                              ===========                    ===========
LIABILITIES AND DEFICIENCY IN ASSETS
    ATTRIBUTABLE TO COMMON STOCK
------------------------------------
CURRENT LIABILITIES

 Accounts payable                                                               1,059,042                      1,026,110

 Notes payable in default                                                       1,057,197                      1,057,197

 Note payable affiliate, in default                                                25,250                         25,250

 Accrued liabilities (Note 4)                                                     224,545                        226,433
                                                                              -----------                    -----------

Total current liabilities                                                       2,366,034                      2,334,990
                                                                              -----------                    -----------

DEFICIENCY IN ASSETS ATTRIBUTABLE
    TO COMMON STOCK:

Common stock, $.01 par value, 10,000,000
shares authorized: 1,933,318 issued and outstanding                                19,333                         19,333

Additional paid-in capital                                                      6,213,341                      6,213,341

Accumulated Deficit                                                            (8,541,617)                    (8,508,200)
                                                                              -----------                    -----------

Deficiency in assets attributable to common stock                               2,308,943                     (2,275,526)
                                                                              -----------                    -----------

                                                                              $    57,091                    $    59,464
                                                                              ===========                    ===========

           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------


                                                            Three Months Ended                     Nine Months Ended
                                                              February 28,                             February 28,

                                                        1998                 1997                1998                1997
                                                        ----                 ----                ----                ----

REVENUES                                              $102,407             $120,242            $327,887            $412,258
                                                     ---------            ---------           ---------           ---------

COST AND EXPENSES:

   Cost of revenues                                     44,634               67,213             165,930             230,445

   Payroll, payroll taxes and
        related benefits                                22,084               46,085              76,321             158,006

Occupancy costs                                         15,495               15,234              49,682              52,231

Other selling and administrative                        21,358               21,830              69,371              74,846
                                                     ---------            ---------           ---------           ---------


Total costs and expenses                               103,571              150,362             361,304             515,528
                                                     ---------            ---------           ---------           ---------


NET LOSS                                              $ (1,164)            $(30,120)           $(33,417)          $(103,270)
                                                     =========            =========           =========           =========


Net loss per common share                             $                    $  (0.02)           $  (0.02)          $   (0.05)
                                                     =========            =========           =========           =========


Weighted average shares outstanding                  1,933,318            1,933,318           1,933,318           1,933,318
                                                     =========            =========           =========           =========

           See Accompanying Notes to Consolidated Financial Statements


HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------

                                                                              For the nine months ended February 28,
                                                                                        1998                  1997
                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                                              $(33,417)             $(103,270)

  Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable                                           (5,116)                11,152
    Decrease in inventory                                                                                          286
    Increase in prepaid expenses and others                                              (9,184)                  (913)
    Increase in accounts payable                                                         32,932                 70,899
    Decrease in accrued liabilities                                                      (1,888)                (2,427)
                                                                                       --------              ---------

      Net cash used by operating activities                                             (16,673)               (24,273)
                                                                                       --------              ---------
DECREASE IN CASH EQUIVALENTS                                                            (16,673)               (24,273)

CASH AND EQUIVALENTS, BEGINNING BALANCE                                                  30,995                 38,145
                                                                                       --------              ---------

CASH AND EQUIVALENTS, ENDING BALANCE                                                   $ 14,322              $  13,872
                                                                                       ========              =========

           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly Hotelecopy, Inc. and its Subsidiaries financial position at February 28, 1998 and the results of its operations and cash flows for the three months and nine months then ended. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the entire year.

The consolidated financial statements of Hotelecopy, Inc. and Subsidiary included herein do not include all footnote disclosures normally included in annual consolidated financial statements.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company's cash flow from operations has not been sufficient to allow the Company to remain current and in compliance with its lending arrangements. Cash currently on hand and expected to be generated by operations during the fiscal year ending May 31, 1998 is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources. This condition together with the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Should the Company be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - RECLASSIFICATION

Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                               FEBRUARY 28, 1998     MAY 31, 1997
                                               -----------------     ------------
Facsimile equipment                                $2,864,641        $2,864,641
Office and other equipment                            667,515           667,515
Furniture and fixtures                                 99,916            99,916
                                                   ----------        ----------
Total                                               3,632,072         3,632,072

Less accumulated depreciation                       3,632,072         3,632,072
                                                    ---------         ---------
Property and equipment, net book value                 -0-               -0-
                                                    =========         =========

NOTE 4.

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

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

REVENUES

Revenues declined approximately 15% and 20% respectively for the three months and nine months ended February 28, 1998 compared to the three and nine months ended February 28, 1997. The decline is attributed to the expiration and non-renewal of the attended member locations. The Company anticipates that the attended member locations will continue to decline as contracts expire and this will materially adversely affect revenues.

COST OF REVENUES

These costs declined approximately 34% for the nine months and 28% for the six months ended February 28, 1998 as compared to the same period last year. The decline in costs is attributable to the loss of a major airline carrier and all the related expenses to maintain telephone lines.

OCCUPANCY COSTS

Occupancy costs were essentially the same for the three months ended February 28, 1998 as compared to the prior year. For the nine months ended February 28, 1998, there was a 5% decrease in occupancy expenses as compared to the prior year.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

These expenses decreased approximately 52% for the three and nine months ended February 28, 1998 compared to the same period in 1997. The Company has no marketing or sales employees, reduced its general staff, and had no executive salaries for the three and nine months ended February 28, 1998.

SELLING AND ADMINISTRATIVE

For the three month period ended February 28, 1998 as compared to the prior year, there was no change in these expenses. For the nine months ended February 28, 1998 compared to February 28, 1997, there was an approximate 7% decrease. This decrease can be attributable to a general decrease in expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately ($2,300,000) and a ratio of current assets to current liabilities of approximately .02 to 1 at February 28, 1998 and February 28, 1997.

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

                                                    HOTELECOPY, INC.
                                                      (Registrant)

DATE:       AUGUST 21, 1998             BY:/s/      W. EDD HELMS, JR.
     --------------------------                 -----------------------------------
                                                    W. Edd Helms, Jr., President

DATE:       AUGUST 21, 1998             BY:/s/      PHILIP H. KABOT
     --------------------------               ---------------------------------
                                                    Philip H. Kabot, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

  27               Financial Data Schedule