Form 10KSB
period 1998-05-31
HOTELECOPY INC
filed 1998-08-31
CIK 854883

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended May 31, 1998.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the transition period from ______________ to ______________.

         Commission file number 0-17978

                                HOTELECOPY, INC.
                 (Name of small business issuer in its charter)

          FLORIDA                                                59-2605868
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

17850 N.E. 5TH AVENUE, MIAMI, FLORIDA                               33162
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (800) 322-0530

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
                  None                                   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year $434,306.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of the registrant as of August 24, 1998 - None - (There was no trading activity of the stock.)

There were 1,933,318 shares outstanding of the issuer's common stock, $.01 par value, as of August 24, 1998.
================================================================================

                         HOTELECOPY, INC. AND SUBSIDIARY
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                                 PAGE
                                                                                       ----
Item 1.      DESCRIPTION OF BUSINESS                                                      2
Item 2.      DESCRIPTION OF PROPERTY                                                      5
Item 3.      LEGAL PROCEEDINGS                                                            5
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          6

PART II

Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                     6
Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                    7
Item 7.      FINANCIAL STATEMENTS                                             FS-1 to FS-12
Item 8.      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                                      10

PART III

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                       10
Item 10.     EXECUTIVE COMPENSATION                                                      11
Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT              12
Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              13

PART IV

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K                                            13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      INTRODUCTION

      Hotelecopy, Inc. (Company), is a Florida corporation organized in 1985 to build and operate a public facsimile terminal network. From these public terminal locations, the Public is able to send and receive facsimile documents, at rates competitive with overnight mail. Hotelecopy calls its public communications network FAXMAIL. The Company installs, operates and maintains self-service credit card FaxMailers throughout the United States. The equipment is placed in locations with a high demand for business services. The locations include, but are not limited to, private airline clubs, airports, hotels, colleges and universities. The customer can send or receive documents and pay for the service with a major credit card.

      As of May 31, 1998, there were approximately 118 revenue producing locations, of which 101 were self-service locations.

      During 1989, the United States Postal Service (USPS) and Hotelecopy entered into a joint venture agreement to provide self-service fax terminals in 265 postal lobbies. The Company filed two lawsuits against the USPS alleging default in its contracts and wrongful termination. On November 3, 1992, the Court issued an adverse decision to the Company by dismissing the Company's complaints and ordered that the United States Postal Service recover $88,400 on its counterclaim from the Company. The Company does not have the funds to satisfy this judgement. (SEE ITEM 3. LEGAL PROCEEDINGS).

PRODUCTS AND SERVICES

      THE SELF-SERVICE FAXMAILER

      The Company has developed a number of credit card operated self-service facsimile terminals marketed as the FaxMailer. The Company assembles and integrates specially adapted components manufactured by others into a unique cabinet design. The Company developed highly sophisticated, flexible and proprietary computer software for the FaxMailers. The self-service FaxMailer allows the public to send a fax, receive a fax, or to access any of the Company's enhanced FaxMail services. The Company contracts directly with various locations to provide self-service FaxMailers under a Membership Agreement.

      As of August 24, 1998, the Company operated 71 self-service FaxMailers throughout the United States. The Company had exclusive agreements with United Airlines and Alaska Airlines to offer self-service FaxMailers in all of their private membership airport clubrooms nationwide. The agreement with United Airlines expired on July 31, 1998, and is presently in the process of renegotiation. In addition to private airline clubrooms, FaxMail service is available within airports, colleges, universities, train stations and hotels.

      During fiscal 1998, revenues from self-service FaxMailers contributed approximately 94% of the Company's total revenues.

      ATTENDED FAXMAIL LOCATIONS

      The Company owns and operates 17 attended fax machines in hotels. Under a Membership Agreement, the Company provides the Member location with a complete public fax program including location referral, marketing literature and support, point of sale materials, special FaxPak envelopes in which received fax messages are delivered, staff assistance, fax equipment and maintenance.

      In most cases, the attended Member location offering Hotelecopy FaxMail service pays the Company either a commission based on the respective terminal's revenues, or a fixed monthly fee. The public purchases the Company's FaxMail services directly from hotel personnel at attended locations.

      HOTELECOPY'S FAXMAIL CENTRAL

      From the Company's Operations Center in Miami, Hotelecopy remotely monitors and manages all of its public fax terminals across the United States. Hotelecopy developed this proprietary host software and hardware system for the specific purpose of managing a diverse public FaxMail terminal network. It has been continuously refined and upgraded since 1986. At the present time, it is capable of managing additional public terminal locations anywhere in the world. The Company's computer system integrates computer-based fax systems, traditional fax systems, voice prompting, point of sale transaction processing and credit card processing with traditional data processing systems. The system also allows the Company to provide enhanced FaxMail services at all Hotelecopy public access fax terminal locations.

      YEAR 2000 DISCLOSURE

      The year 2000 issue results in certain computer systems and software applications that use only two digits (rather than four), to define the applicable year. Consequently, such systems and applications may recognize a date of "00" as the year 1900, instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted an initial assessment of its computer system and software applications and the Company believes that the terminals will be 2000 compliant. The Company plans to communicate with all key suppliers, financial institutions and customers during fiscal 1999 to identify and coordinate the resolution of any year 2000 issues which might arise from these constituencies. Based on its initial assessment, the Company believes the cost of addressing the year 2000 issue will not have a material impact on the Company's financial position or results of operations.

      HOTELETICKET INSTANT AIRLINE TICKETING

      The Company owns Hoteleticket, Inc., (Hoteleticket) a licensed travel agency. Hoteleticket provided a service allowing business travelers to pick up their tickets, boarding passes and seat assignments at the front desk of Hoteleticket locations. In the past, this service was used on a limited basis and has been inactive since November of 1993. Hoteleticket has not operated profitably since inception. Presently because of severe cash limitations, the Company discontinued operations. The Company is still in compliance with all relevant regulatory authorities and the only expenses being incurred are those that are required in order to comply with those authorities.

      The Company does not expect any expansion until it can generate sufficient capital, or some arrangement can be made with another company.

FAXMAIL REVENUES

      GENERAL

      The Company earns its principal revenues from the sale of its services to the public, based on the terms of the particular Membership Agreement for the public fax terminal location. When the Company first began contracting with members in 1986, the locations were primarily hotels offering attended FaxMail services to the public. Members now include hotels, airports, colleges, universities, and primarily private airline clubrooms. The Company offers attended and self-service location membership agreements.

      ATTENDED MEMBER LOCATIONS

      Attended Member locations use their employees to collect FaxMail fees directly from the Public, and then on a monthly arrears basis pay either a percentage of those receipts to the Company or a fixed monthly fee.

      While most original attended Member locations elected to pay the Company a percentage of receipts, most new and renewed attended Member locations elected to pay the Company on a fixed monthly fee. Therefore, the Company's revenues in prior years from attended Member sites were higher. The Company attributes the decline in revenues from attended Member sites to a number of factors including maturation of the public fax marketplace, and expiration and non-renewal of the attended Member locations. The Company's revenues from its attended Member locations continue to decline and this will materially adversely affect revenues. Because of these factors, the Company now directs it primary sales efforts towards self-service Member locations.

      SELF-SERVICE MEMBER LOCATIONS

      Self-Service Member locations provide FaxMail services directly to the Public, with FaxMail usage fees paid directly from the customer to the Company by major credit card. The Company electronically collects self-service FaxMail usage receipts on a daily basis and pays the self-service Member location a commission based on those usage revenues.

      When the self-service FaxMailer terminal is Company owned, the Company earns a higher percentage of the FaxMail usage fees when compared to its attended location Membership Agreements. Self-service receipts are collected simultaneous with the sale compared to attended receipts being collected on a monthly arrears basis.

      SUPPLIERS

      The Company's equipment used at its Member locations consists principally of products sold by AT&T and Ricoh. The Company's self-service units integrate certain designed components, which are manufactured by others and are readily available from any one of many suppliers. The Company believes its present suppliers can adequately meet the Company's needs for the near future.

      CYCLICALITY OF THE INDUSTRY

      The Company's revenues are derived primarily from business travelers. Consequently, during periods of lessened business travel, such as holiday seasons, the Company's revenues decline.

      ECONOMIC DEPENDENCE

      Each Member location contracts with the Company for FaxMail services. The majority of the Company's attended Member location agreements are for single locations. The Company does have master contracts for some multiple self-service Member locations, has exclusive agreements with United (presently in negotiations to renew) and Alaska Airlines to offer self service FaxMailers in all of their private membership airport clubrooms nationwide. Although the Company is not dependent upon a single customer, the loss of any individual master contract could have a material adverse effect on continuing operations.

      GOVERNMENT REGULATION

      At the present time, there is no price regulation for the Company's services. There can be no assurance that charges for fax and other electronic business services provided by the Company will not be regulated in the future.

COMPETITION

      The Company also competes with alternative methods of document transmission, principally overnight mail services such as Federal Express, United Parcel Service and Express Mail by the United States Postal Service, internet fax services and electronic mail (E-Mail). Additionally, any business can purchase a facsimile machine and provide fax service to the public without being a Member location of the Company.

      In general, the market for public fax and information services is highly competitive. The Company believes that the principal competitive factors in this market include product features, ease of operation, product reliability, initial investment costs, price and customer support services. The Company believes that its continued operations will, in large part, be dependent on its ability to respond to competitive pressures and technological changes by enhancing existing products and marketing new products developed by it or others.

      The Company competes with respect to its products and services with both large established concerns and smaller companies that are developing and offering or which may develop and offer competing products and services as well as E-Mail, increased emphasis on the internet, and internet faxes. Many of these competitors have financial resources far greater than those of the Company. The intense competition in the market has adversely affected the Company as the Company has limited financial ability to invest in new equipment, or to support a marketing and sales effort.

EMPLOYEES

      As of May 31, 1998, the Company had 2 full time employees and 1 part time employee.

EXECUTIVE OFFICERS OF THE COMPANY

      See the information contained in Part III, Item 9, which is incorporated herein by reference.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company presently leases approximately 2,000 square feet for its headquarters in Miami, Florida, which is used for office space, pursuant to a lease expiring in May of 2000, at a total cost annually of approximately $26,400. The property is owned by a partnership of which Carol Helms, the wife of the Company's President and a Director of the corporation, and W. Edd Helms, Jr., President of the Company, are the sole owners. The Company believes that these facilities are sufficient to accommodate the Company's needs. The Company believes the rent to be reasonable and competitive in price with rent for similar facilities in the area. (See Part III, Item 12).

ITEM 3. LEGAL PROCEEDINGS.

      In October 1990, the Company filed an Administrative Claim against the United States Postal Service (USPS) alleging that the USPS had breached its obligations under its five (5) contracts with the Company under which the Company installed and operated facsimile machines for public use in Post Office lobbies. Upon denial of the claim by the USPS, the Company filed two (2) lawsuits in the U.S. Claims Court on February 27, 1991 (Case Nos. 91-963C and 91-964C). One lawsuit alleged breach of contract and the second sought to overturn the administrative termination of the contracts claiming that the USPS had breached the contracts negating any justification for the termination action. USPS filed a counterclaim against the Company for failure to pay operating fees under four (4) of the contracts. The counterclaim sought an aggregate of $88,400, plus interest, from the Company. The Company vigorously defended the counterclaim and asserted defenses against the counterclaims. The aggregate amount of the claim by the Company against the USPS was $8,566,112, filed July 25, 1991.

      The United States Postal Service filed a Motion for Summary Judgement on March 10, 1992. On June 2, 1991, Thomas J. Lydon, Senior Judge in the United States Claims Court, denied the United States Postal Service's Motion for Summary Judgement. The case was set for trial in Washington, D.C. on July 8, 1992, and concluded on July 16, 1992. Closing briefs were filed on September 10, 1992, and on November 3, 1992, the Company received an adverse decision, (United States Claims Court Case Nos. 91-963C and 91-964C).

      The Court dismissed the Company's complaints and ordered that the USPS recover $88,400 on its counterclaim against the Company. The Company has charged to expense and accrued a liability in the amount of $88,400. On March 10, 1993, the Company filed its appeal in the United States Court of Appeals for the Federal Circuit, and on August 17, 1993, the Court of Appeals affirmed the decision of the lower court. On August 31, 1993, the Company petitioned the United States Court of Appeals for the Federal Circuit for a rehearing and suggestion for rehearing in banc. On October 29, 1993, the petition for rehearing was denied and the suggestion for rehearing in banc was declined. On November 5, 1993, a final judgement was entered against the Company in the amount of $88,400. The Company does not have the funds to satisfy this judgement.

      The Company is, from time to time, involved in routine litigation incidental to its business. In the opinion of the Company's management, based in part on advice from counsel, none of the routine actions will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the year ending May 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock was traded on the over-the-counter market on the National Association of Securities Dealers, Inc., under the NASDAQ symbol "FAXMC" through December 1, 1992. On December 2, 1992, the Company's stock was delisted from the NASDAQ Small-Cap Market. Effective December 2, 1992, the Company's stock was traded on the OTC Bulletin Board under the symbol FAXM. Consequently, there is currently no established public trading market for the Company's Common Stock. In order to obtain bid quotations for the Common Stock, it is necessary to contact certain broker/dealers, if any, that make a market in the Common Stock.

      The following tables set forth, for the periods indicated, the range of high and low closing bid and ask prices for the Common Stock from June 1996 through May 31, 1998. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions and do not represent actual transactions. In both fiscal years 1997 and 1998, there was little trading in the Common Stock and the Company was unable to ascertain any bid quotations or any actual prices paid for the Common Stock in any specific transactions. Consequently, the Company is not able to state with any certainty the range of bid and ask quotations for fiscal 1998.

                                     YEAR ENDED                  YEAR ENDED
                                    MAY 31, 1998                MAY 31, 1997
                                    ------------                ------------
                                   HIGH          LOW           HIGH         LOW
                                   ----          ---           ----         ---

            First Quarter         .0125        .0125            .10         .05
            Second Quarter              No Trading                 No Trading
            Third Quarter               No Trading                 No Trading
            Fourth Quarter              No Trading                 No Trading

      On May 31, 1998, there were approximately 420 holders of record of the Company's Common Stock. This number does not include any adjustment for stockholders owning the Company's Common Stock in "Street" name.

      The Company has not paid dividends since its inception, does not anticipate paying any dividends in the foreseeable future and intends to retain earnings, if any, to provide funds for general corporate purposes and the expansion of the Company's business. Florida law restricts the payment of dividends for corporations with a deficiency in assets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

MAY 31, 1998 COMPARED TO MAY 31, 1997

REVENUES

      Total revenues decreased approximately 24% compared to the fiscal year ended May 31, 1997. The decline in revenues is attributed to the decline in Member locations. This decline is directly attributed to the expiration and non-renewal of the Member locations and intense competition for this business. The Company anticipates continued declines as contracts expire, and this has and will materially adversely affect revenues.

      The Company does not have funds to support a marketing and sales effort to further expand its self-service FaxMailers, nor can it aggressively pursue expansion of the self-service FaxMailers.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

      There was a decrease of approximately 55% in payroll, payroll taxes and related benefits compared to the fiscal year ended May 31, 1997. During the fiscal year ended May 31, 1998, there were no officer salaries paid and there was a reduction in personnel.

COST OF REVENUES

Cost of revenues declined approximately 32% in fiscal May 1998 as compared to the prior fiscal year. The decline in these costs can be attributed to the reduction of expenses to maintain telephone lines resulting from the loss of a major customer.

OCCUPANCY COSTS

      Occupancy costs decreased approximately 15% compared to the prior fiscal year primarily attributable to discontinuance of an accrual for storage fees.

OTHER SELLING AND ADMINISTRATIVE

      There was a slight increase in other selling and administrative expenses (approximately 4%) compared to the prior fiscal year. There were some one-time, unusual, office equipment repairs, an increase in office supplies and an increase in general insurance.

EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT

      In May of 1998, the Company reviewed all the liabilities it had provided for in prior years. The Company has determined, pursuant to the Florida Statute of Limitations, Section 95.11 of the Florida Statues, that certain liabilities appear to be time barred, and accordingly, have been written-off.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had a working capital deficit of approximately ($166,000) and a ratio of current assets to current liabilities of approximately .22 to 1 at May 31, 1998. This compares with a May 31, 1997, working capital deficit of ($2,278,000) and a ratio of current assets to current liabilities of .02 to 1.

      Working capital deficit decreased as a direct result of the write off of old outstanding debts that expired due to the Florida Statute of Limitations.

      Early in November 1992, the Company received an adverse decision in its litigation against the United State Postal Service (United States Claims Court Case Nos. 91-963C and 91-964C). The Court dismissed the Company's complaints and ordered that the United States Postal Service recover $88,400 on its counterclaim against the Company. On March 10, 1993, the Company filed its Appeal in the United States Court of Appeals for the Federal Circuit, and on August 17, 1993, the Court of Appeals affirmed the decision of the lower court. On August 31, 1993, the Company petitioned the United States Court of Appeals for the Federal Circuit for a rehearing and suggestion for rehearing in banc. On October 29, 1993, the petition for rehearing was denied and the suggestion for rehearing in banc was declined. On November 5, 1993, a final judgement was issued a judgement was entered against the Company in the amount of $88,400. The Company does not have the funds to satisfy this judgement.

      The Company is in default with its creditors and in July of 1992 suspended all payments to these creditors due to cash flow restraints. The Company does not have the funds to repay these creditors. The Company to date, has been able to rely on its current creditors and suppliers to extend sufficient credit. No assurances can be given that these suppliers and creditors will continue to extend sufficient credit and cooperate with the Company to maintain its present level of operations. The Company's financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the inability to pay its creditors, such realization of assets and liquidation of liabilities are subject to significant uncertainty.

      The Company's inability to meet its liquidity needs raises substantial doubt about the Company's ability to continue as a going concern. The Company has continued to reduce its total operating expenses, however, revenues continue to decline. The Company continues to attempt to renew attended Member agreements as they expire. However, it has not been able to equally offset these expirations with new self-service or attended Member agreements. The Company's limited cash flow does not allow the Company to invest in new equipment or to support a marketing and sales effort for the self-service FaxMailer and therefore has limited new terminal installations.

      The Company has limited liquidity on a short-term basis and, absent additional funding, will have limited liquidity on a long-term basis. At the present, the Company does not have any additional sources of liquidity, such as bank or credit lines. Cash currently on hand and expected to be generated by operations during the fiscal year ending May 31, 1999 are not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources.

      If the Company is unable to obtain financing or equity capital, the ability of the Company to continue as a going concern will be in doubt. Should the Company be unable to continue as a going concern the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations.

PLAN OF OPERATION

      The objective of the Company is to bring it into reporting compliance, resolve all creditor issues, and, if successful, try to merge the Company with an ongoing entity. If a merger is successful, the Company plans to continue its current operations, consider additional marketing to the extent that sales might increase and continue its current personnel levels with the principal activities being devoted to the merged entity's business operations until cash flow is sufficient for the Company to consider additional research and development. No additional expenditures are currently anticipated for property and equipment if a successful merger is consummated. There can be no assurance the Company can find a merger candidate or, if found, that the Company can operate profitably.

      The matters discussed in "Plan of Operation" above are forward looking statements as defined under Rule 175 of the Securities Act.

ITEM 7. FINANCIAL STATEMENTS.

      The consolidated financial statements begin on the next page.

                         HOTELECOPY, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


                                    CONTENTS

                                                                                                  PAGE
                                                                                                  ----
INDEPENDENT AUDITOR'S REPORT                                                                      FS-2


CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                                                   FS-3
    Consolidated Statement of Operations                                                          FS-4
    Consolidated Statements of Cash Flows                                                         FS-5
    Consolidated Statements of Deficiency in Assets Attributable to Common Stock                  FS-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                   FS-7 to FS-12

DOHAN AND COMPANY                                 7700 NORTH KENDALL DRIVE, #204
CERTIFIED PUBLIC ACCOUNTANTS                          MIAMI, FLORIDA  33156-7564
A PROFESSIONAL ASSOCIATION                            TELEPHONE:  (305) 274-1366
                                                      FACSIMILE:  (305) 274-1368

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of Hotelecopy, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Hotelecopy, Inc. and subsidiary as of May 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and deficiency in assets attributable to common stock for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hotelecopy, Inc. and subsidiary as of May 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ DOHAN AND COMPANY, PA
                                                    ----------------------------
                                                    Dohan and Company, PA
                                                    Certified Public Accountants

Miami, Florida
August 5, 1998

HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MAY 31,
--------------------------------------------------------------------------------

                                                                                   1998                      1997
                                                                            ------------------        ------------------
ASSETS

CURRENT ASSETS

 Cash and equivalents                                                        $      23,934             $      20,995
 Restricted cash - certificate of deposit                                           10,000                    10,000
 Accounts receivable, less allowance for
     doubtful accounts of $500 and $7,700                                            3,966                     5,671
 Inventory                                                                           2,855                    15,800
 Other                                                                               5,856                     4,433
                                                                             -------------             -------------

     TOTAL CURRENT ASSETS                                                           46,611                    56,899

PROPERTY AND EQUIPMENT (NOTE 2)                                                          -                         -

DEPOSITS                                                                             2,565                     2,565
                                                                             -------------             -------------

     TOTAL ASSETS                                                            $      49,176             $      59,464
                                                                             =============             =============

LIABILITIES AND DEFICIENCY IN ASSETS ATTRIBUTABLE TO COMMON STOCK

CURRENT LIABILITIES (NOTE 6)

 Accounts payable (Notes 5 and 6)                                             $     88,400               $ 1,114,510
 Notes payable in default (Note 6)                                                       -                 1,057,197
 Note payable affiliate, in default (Note 6)                                             -                    25,250
 Accrued liabilities (Note 6)                                                      124,528                   138,033
                                                                             -------------             -------------

     TOTAL CURRENT LIABILITIES                                                     212,928                 2,334,990
                                                                             -------------             -------------

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5, 6 and 8)

DEFICIENCY IN ASSETS ATTRIBUTABLE TO COMMON STOCK

Common stock, $.01 par value, 10,000,000 shares
    authorized: 1,933,318 shares issued and outstanding (Note 4)                    19,333                    19,333
Additional paid-in capital                                                       6,213,341                 6,213,341
Accumulated deficit                                                             (6,396,426)               (8,508,200)
                                                                             -------------             -------------

     TOTAL DEFICIENCY IN ASSETS ATTRIBUTABLE TO COMMON STOCK                      (163,752)               (2,275,526)
                                                                             -------------             -------------

     TOTAL LIABILITIES AND DEFICIENCY IN ASSETS
         ATTRIBUTABLE TO COMMON STOCK                                        $      49,176             $      59,464
                                                                             =============             =============


See accompanying notes.

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MAY 31,

                                                                          1998                                  1997
                                                                      -------------                         ------------
REVENUES (NOTE 9)                                                     $    434,306                          $   572,581
                                                                      ------------                          -----------

COSTS AND EXPENSES

   Cost of revenues                                                        216,900                              320,062

   Payroll, payroll taxes and related benefits                              97,796                              219,453

   Occupancy costs (Note 3)                                                 61,984                               72,543

   Other selling and administrative                                        107,616                              103,952

   Abandonment loss (Note 2)                                                     -                               60,290
                                                                      ------------                          -----------

         TOTAL COSTS AND EXPENSES                                          484,296                              776,300
                                                                      ------------                          -----------

LOSS BEFORE EXTRAORDINARY ITEMS                                            (49,990)                            (203,719)
                                                                      ------------                          -----------

EXTRAORDINARY ITEMS

Gain on extinguishment of debt, net of
   income taxes of $778,235 and $51,559 (Note 6)                         1,383,529                               91,661

Tax benefit from utilization of net
   operating loss carryforwards (Note 7)                                   778,235                               51,559
                                                                      ------------                          -----------

         TOTAL EXTRAORDINARY ITEMS                                       2,161,764                              143,220
                                                                      ------------                          -----------

NET INCOME (LOSS)                                                     $  2,111,774                          $   (60,499)
                                                                      ============                          ===========

PER SHARE OF COMMON STOCK (BASIC AND DILUTED)

   Loss per common share before extraordinary items                   $     (0.03)                          $    (0.11)
                                                                      ------------                          -----------

   Extraordinary items                                                $       1.12                          $      0.07
                                                                      ------------                          -----------

NET INCOME (LOSS) PER COMMON SHARE                                    $       1.09                          $     (0.03)
                                                                      ============                          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                      1,933,318                            1,933,318
                                                                      ============                          ===========


See accompanying notes.

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31,
--------------------------------------------------------------------------------

                                                                               1998                      1997
                                                                          --------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                         $   2,111,774            $     (60,499)

Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Provision for bad debts                                                      (7,200)                       -
    Impairment of assets                                                              -                   61,040
    Extinguishment of debt                                                   (2,161,764)                (143,220)
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                           8,905                   12,223
        Decrease in inventory                                                    12,945                    8,922
        (Increase) decrease in other current assets                              (1,423)                   1,829
        Increase in accounts payable, other than extinguishment                  42,613                  126,057
        Decrease in accrued liabilities, other than extinguishment               (2,911)                 (13,502)
                                                                          -------------            -------------


      CASH PROVIDED (USED) BY OPERATING ACTIVITIES AND
          INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             2,939                   (7,150)

CASH AND EQUIVALENTS, BEGINNING                                                  20,995                   28,145
                                                                          -------------            -------------

CASH AND EQUIVALENTS, ENDING                                              $      23,934            $      20,995
                                                                          =============            =============



See accompanying notes.

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
ATTRIBUTABLE TO COMMON STOCK
FOR THE YEARS ENDED MAY 31, 1998 AND MAY 31, 1997
--------------------------------------------------------------------------------

                                                                         ADDITIONAL
                                             COMMON STOCK                 PAID-IN                  ACCUMULATED
                                        SHARES        AMOUNT              CAPITAL                    DEFICIT               TOTAL
                                        --------------------             ----------                -----------             -----

BALANCE, MAY 31, 1996                 1,933,318       $19,333            $6,213,341               $(8,447,701)         $(2,215,027)

NET LOSS                                                                                              (60,499)             (60,499)
                                      ---------       -------            ----------               -----------          -----------

BALANCE, MAY 31, 1997                 1,933,318        19,333             6,213,341                (8,508,200)          (2,275,526)

NET INCOME                                                                                          2,111,774            2,111,774
                                      ---------       -------            ----------               -----------          -----------

BALANCE, MAY 31, 1998                 1,933,318       $19,333            $6,213,341               $(6,396,426)         $  (163,752)
                                      =========       =======            ==========               ============         ============




See accompanying notes.

HOTELECOPY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS ACTIVITY

        Hotelecopy, Inc. (the "Company") is a Florida corporation formed in July 1985, primarily to provide a worldwide facsimile transmission network with facsimile equipment located in various commercial and public locations throughout the United States and other countries.

        BASIS OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its subsidiary, Hoteleticket, Inc. ("Hoteleticket"). Hoteleticket is a Florida corporation formed in 1988 to provide airline and other travel reservation services through automated ticket printers., Hoteleticket has discontinued its operating activities, however, it is still in compliance with relevant regulatory authorities, and its only expenses are those that are required in order to comply with those authorities. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

        REVENUE RECOGNITION

        The Company recognizes its facsimile transmission usage revenue on the date of the transmission. Membership revenues are recognized ratably over the respective terms of the members' contracts.

        INVENTORY

        Inventory consists of facsimile equipment and supplies and is valued at the lower of cost (using the first-in, first-out method) or market.

        INCOME TAXES

        Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109, (SFAS No. 109) "Accounting for Income Taxes". Current and deferred taxes are allocated to members of the consolidated group by applying SFAS No. 109 to each member as if it were a separate taxpayer.

        PROPERTY AND EQUIPMENT

        Property and equipment, consisting of furnishings and facsimile equipment is stated at cost, less accumulated depreciation, while equipment not yet placed in service is carried at cost. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

        ADVERTISING

        Advertising costs are expensed as incurred.

        RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred.

        CONCENTRATIONS OF CREDIT RISK

        The Company places equipment in hotels and extends credit based on an evaluation of the hotel's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on the financial condition of each hotel. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        IMPAIRMENT OF LONG-LIVED ASSETS

        During fiscal 1997, the Company adopted FASB Statement No. 121 (SFAS No.
        121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. The Company's adoption of SFAS No. 121 resulted in a material impact on its financial position and results of operations for the year ended May 31, 1997 (see Note 2).

        NET INCOME (LOSS) PER COMMON SHARE

        Effective December 31, 1997, the Company adopted the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share". Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. For the Company, diluted EPS does not include the effect of potential stock option exercises which would have an anti-dilutive effect, therefore EPS amounts for all periods reflect the provisions of SFAS No. 128.

        CASH AND EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        RESTRICTED CASH

        The Company has a certificate of deposit that collateralizes a $10,000 irrevocable letter of credit. The letter of credit may be terminated annually at the Company's option.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a separate full set of general-purpose financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company does not have items of a material nature that would require presentation in a separate statement of comprehensive income.

        In June 1997, the FASB also issued Statement No. 131, "Disclosures About Segments of and Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items of a material nature which would require segment disclosure.

NOTE 2. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at May 31:

                                                             1998                  1997
                                                        -------------         -------------

        Facsimile equipment                             $     449,645         $    512,291
        Office and other equipment                             46,821               46,821
                                                        -------------         ------------
                                                              496,466              559,112
        Less accumulated depreciation                         496,466              559,112
                                                        -------------         ------------


        Property and equipment, net book value          $           -         $          -
                                                        =============         ============

        During the year ended May 31, 1997, the Company charged-off and abandoned impaired assets with a net value of $60,290. There was no depreciation expense in either year.

NOTE 3. RELATED PARTY TRANSACTIONS AND COMMITMENT

        The Company on June 1997 and its subsidiary leased their operating facilities from a Partnership controlled by its President pursuant to a non-cancelable lease expiring May of 1998. Rent expense was approximately $61,900 and $72,500 for the years ended May 31, 1998 and 1997. The Company on June 1, 1998 renewed the lease for two years at the rate of $26,400 per year exclusive of sales tax.

        The Company is affiliated with various other entities through common ownership and control with its President who is also a shareholder.

NOTE 4. INCENTIVE STOCK OPTION PLAN

        On May 31, 1989, the Company's Board of Directors adopted its 1989 Incentive Stock Option Plan (ISOP) in order to attract, retain and motivate employees who contribute materially to the success of the Company. Employees of the Company and its subsidiary are covered by the ISOP. Under the terms of the ISOP, the Company is authorized to grant incentive stock options to purchase up to an aggregate of 100,800 shares of its common stock. The option price under the ISOP will be the fair market value of the common stock at the date of grant or if granted to individuals who own 10% or more of the Company's common stock at 110% of fair market value. No option is excersizable after ten years from the date of grant (five years for holders of greater than 10% of the stock). The ISOP is administered by the Compensation Committee of the Company's Board of Directors. Options to acquire 12,000 shares expired during the year ended May 31, 1997, and there was no activity during the year ended May 31, 1998. At May 31, 1998, there are options to purchase 39,577 shares of common stock pursuant to ISOP grants. (plus 4,000 options issued to non-employee directors)

NOTE 5. UNITED STATES POSTAL SERVICE (USPS) JUDGEMENT

        During 1989, the Company entered into joint venture agreements with the USPS to provide and maintain facsimile equipment in 265 post office locations in the USPS's five regions. During the contract period, a dispute arose relating to these agreements and, in October 1990, the Company filed an administrative claim for $5,251,000 ($8,566,000 as amended) against the USPS alleging that the USPS breached its obligations under these contracts. On January 31, 1991, the USPS denied the Company's administrative claim. The contracts for three of the USPS regions were terminated by the USPS in January 1991 and the contracts for the other two regions were terminated in February and May 1991, respectively. In February 1991, the Company filed two lawsuits against the USPS relating to these contracts. One lawsuit alleged breach of contract and the second was to overturn the administrative termination of the contracts. Subsequently, the USPS filed a counterclaim against the Company totaling $88,400 for failure to pay operating fees under four of the contracts. The trial was completed on July 16, 1992 and on November 3, 1992 the Company received an adverse decision (United States Claims Court Case Nos.91-963C and 91-964C).

        The Court dismissed the Company's complaints and ordered that the USPS recover $88,400 on its counterclaim against the Company. The Company has charged to expense and accrued for the liability for the counterclaim against it for $88,400, which is included in accounts payable in the accompanying balance sheets. On March 10, 1993, the Company filed its appeal in the United States Court of Appeals for the Federal Circuit and on August 17, 1993 the Court of Appeals affirmed the decision of the lower court. On August 31, 1993, the Company petitioned the United States Court of Appeals for the Federal Circuit for a rehearing and suggestion for rehearing in banc. On October 29, 1993, the petition for rehearing was denied and the suggestion for rehearing in banc was declined. On November 5, 1993, a final judgement was entered against the Company for $88,400. The Company does not have the funds to satisfy this judgement.

NOTE 6. EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT

        In May of 1998, the Company reviewed its liabilities, especially those in default, to determine if the debts it had incurred in prior years was subject to the Florida Statute of Limitations, Section 95.11 of the Florida Statutes. As part of that review, the Company also contacted its two largest creditors, one of which responded that the debt had been charged-off. In summary, that statute provides that where there is no collection activity within a five-year period, the creditor is barred from further collection. The statute further provides that any action contemplated or action on a judgement decree of any court, not of record, of the State of Florida or any court of the United States, any other state or territory in the United States shall be commenced within five (5) years.

        In addition, the statute states that a legal or equitable action on a contract, obligation, or liability founded on a written instrument shall be commenced within five (5) years from the occurrence of the last element constituting the cause of action. Whereas, a legal or equitable action on a contract, obligation, or liability not founded on a written instrument shall be commenced within four (4) years from the occurrence of the last element constituting the cause of action.

        Accordingly, the Company has written-off all debts, as extinguished, that fall within the parameters of the statute and has accrued a liability for potential litigation or settlement in the event its write-offs are legally challenged.

NOTE 7. INCOME TAXES

        The Company and its subsidiary file consolidated income tax returns. For the year ended May 31, 1997, the Company generated for U.S. income tax purposes a net operating loss of approximately $60,000.

        At May 31, 1998, the Company had net operating loss carryforwards of approximately $6,150,000 for income tax purposes, of which $628,000 expires in the year ending 2006, $2,278,000 expires in the year ending 2007, $1,536,000 expires in the year ending 2008, $777,000 expires in the year ending 2009, $200,000 expires in the year ending 2010, $525,000 expires in the year 2011, and the balance expires in 2012. However, if subsequently there are ownership changes in the Company, as defined in
        Section 382 of the Internal Revenue Code, as a result of those changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

        The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established, resulting in no deferred tax benefits as of the consolidated balance sheet dates.

        The Company may be required to file income tax returns in some states in which it has facsimile equipment. As a result of its liquidity problems, the Company has been unable to fund the cost of such filings, however, Management believes that due to the recurring losses experienced no substantial penalties will be incurred if, and when, the Company is financially able to file these overdue returns.

NOTE 8. OPERATING AND ECONOMIC CONDITIONS AND MANAGEMENT'S PLANS

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations (before extinguishment of debt), consequently there is a deficiency in assets attributable to common stock of $163,752 at May 31, 1998, as well as a working capital deficiency. Furthermore, liquidity conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. Consequently, the Company has incurred losses before extraordinary items of $49,990 and $203,719 for the years ending May 31, 1998 and 1997, respectively. Cash currently on hand and expected to be generated by operations during fiscal 1999 is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources. This condition, together with the Company's recurring losses from operations and net capital deficiency, raise substantial doubt about its ability to continue as a going concern. Should the Company be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In addition, the Company has used substantial working capital in its operations. As of May 31, 1998, current liabilities exceed current assets by $166,317. Cash provided (used) by operations of the Company for the years ended May 31, 1998 and 1997 amounted to $2,939, and ($7,150), respectively. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

        Management's plan for dealing with the conditions described above is pursuing the acquisition of an operating entity. This prospective acquisition and changes in the Company's business may significantly affect the Company's deficiency in assets.

NOTE 9. SIGNIFICANT CUSTOMERS

        Two customers comprised 71% of the total May 31, 1998, sales of the Company (27% and 44% respectively). Those same two customers accounted for 21% and 38% of May 31, 1997 sales, while a third customer accounted for 22% of that year's sales. In total, those three customers comprised 81% of the sales for the year ended May 31, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      During fiscal years covered by this report, the Company did not have a change in or a disagreement with its accountants. However, the Company did appoint Dohan and Company as its auditors. The Company has not had auditors since the fiscal year ended May 31, 1992.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The Directors and executive officers of the Company are as follows:

                              DIRECTOR
NAME                          SINCE                AGE           POSITION
----                          -----                ---           --------

W. Edd Helms, Jr.*            1985                 52            Chairman  of the  Board of  Directors,  President  and
                                                                 Chief Executive Officer

L. Wade Helms                 1986                 41            Executive Vice President and Director

Carol Helms                   1985                 49            Secretary and Director

Philip H. Kabot               N/A                  63            Vice President Finance/Chief Financial Officer

* Designates Member of the audit and compensation committees of the Board of Directors.

        W. Edd Helms, Jr. is the Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and has served in these capacities since the inception of the Company in 1985. Mr. Helms is also the Secretary/Treasurer and a Director of Edd Helms, Incorporated ("EHI") and a Secretary/Treasurer of its subsidiaries, a heavy industrial electrical contracting, air conditioning and service organization. In February, 1989, W. Edd Helms, Jr. resigned as President and Chairman of EHI in order to devote a majority of his time to the affairs of the Company. He had served as President and Chairman of EHI since 1975. In January of 1994, Mr. Helms significantly reduced the time he devoted to the Company, devoting more time to EHI. W. Edd Helms, Jr. is the brother of L. Wade Helms and the husband of Carol Helms.

        L. Wade Helms has served in the capacity of Executive Vice President and a Director of the Company since February, 1986. From 1983 to 1986 he was the Chief Financial Officer and Vice President of EHI and served as a Director of that company from 1984 until 1990. From 1982 to 1986, he served as Property Manager of National Industrial Park, and as General Manager of Helms Leasing, both of which were partnerships controlled by W. Edd Helms, Jr. and Carol Helms, his wife. In January of 1994, Mr. Helms reduced his time spent with the Company, reassociating himself with EHI.

        Philip H. Kabot was engaged by the Company in December 1990 as a consultant. On June 1, 1991, Mr. Kabot joined the Company on a full-time basis as Vice President of Finance and Chief Financial Officer. Mr. Kabot resigned in March of 1995. In August of 1997, Mr. Kabot joined EHI on a full-time basis and Hotelecopy on a consulting basis without compensation.

        Carol Helms has been a Director and the Secretary of the Company since its inception in 1985. She does not devote full time to the affairs of the Company and receives no compensation. She is also the Secretary and a Director of EHI.

        Each Director is elected to hold office until the next Annual Meeting of Shareholders and until their successor is elected and qualified. Officers of the Company are elected by the Board of Directors at the Annual Meeting to hold office for the term of one year and until their successors are elected and qualified.

        The Company's by-laws contain provisions that permit indemnification, including legal fees, of the Company's directors, officers, employees and agents to the fullest extent permitted by Florida law.

        Based solely on review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, the Company believes that all persons required to comply with Section 16(a) of the Securities Exchange Act of 1934 filed the required Forms 3, 4 and 5 during the most recent fiscal year, except for one late filed Form 4 by one director.

ITEM 10. EXECUTIVE COMPENSATION.

I. SUMMARY COMPENSATION TABLE

        The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Executive Officers. None of the executive officers total annual salary or bonuses exceeded $100,000.

==========================================================================================================================

                              ANNUAL COMPENSATION                                        LONG TERM COMPENSATION
                                                                                                   AWARDS      PAYOUTS

==========================================================================================================================
(1)              (b)       (c)        (d)           (e)           (f)            (g)         (h)          (i)

NAME                                                    OTHER        RESTRICTED
AND                                                     ANNUAL       STOCK          OPTIONS/     LTIP         ALL OTHER
PRINCIPAL                      SALARY     BONUS(A)      COMPENSATION AWARD(S)       SARS         PAYOUTS      COMPENSATION
POSITION             YEAR      ($)        ($)           ($)          ($)            (#)          ($)          ($)
--------------------------------------------------------------------------------------------------------------------------
W. Edd Helms, Jr.    1998     $0
President & Chief    1997     $15,605
Executive Officer
--------------------------------------------------------------------------------------------------------------------------
L. Wade Helms        1998     $0
Executive            1997     $16,773
Vice-President
--------------------------------------------------------------------------------------------------------------------------
Philip Kabot         1998     $0
Vice President of    1997     $0
Finance & Chief
Financial Officer
--------------------------------------------------------------------------------------------------------------------------

II.  COMPENSATION PURSUANT TO PLANS

        INCENTIVE STOCK OPTION PLAN

        On May 31, 1989, the Board of Directors of the Company adopted its 1989 Incentive Stock Option Plan (the "ISOP") in order to attract, retain and motivate employees who contribute materially to the success of the Company. Under the terms of the ISOP, the Company is authorized to grant incentive stock options to purchase up to an aggregate of 100,800 shares of its Common Stock. The ISOP is administered by the Compensation Committee of the Company's Board of Directors.

        The Compensation Committee is authorized to interpret the ISOP and to select the employees who will receive options under the ISOP. The Compensation Committee also determines, within the parameters established by law, the time at which, and the number of shares for which, an option may be granted and the period in which the option may be exercised. The Compensation Committee's determinations are based on, among other things, the value of the services rendered by the employee. The option price for the purchase of the Company's Common Stock pursuant to an incentive stock option is the average of the closing bid and ask quotation for the Common Stock on NASDAQ on the date of grant, except that the grant to W. Edd Helms, Jr. has an exercise price of 110% of that average price. These options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant (five years for greater than 10% shareholders). Stock options are granted with an exercise price at least equal to the fair market value at the date of grant. Options to purchase 34,923 shares of Common Stock at $6.50 per share were granted. During the year ended May 31, 1991, options to purchase 21,846 shares expired. On September 9, 1991, options to purchase 46,000 shares of Common Stock were granted. Of these 46,000 options to purchase shares of Common Stock, 34,000 are at $1.10 per share, and 12,000 are at $1.21. 5,000 of these options expired on July 19, 1992, 2,500 expired during fiscal 1994, and 12,000 expired in fiscal 1997. In November 1991, an additional 4,000 options under a non-qualified stock plan were issued to the then non-employee directors. As of August 24, 1998, the following table shows all of the options granted to and presently outstanding and the amount of options exercised:

                            % OF GRANT         OPTIONS           EXERCISE          OPTIONS           EXPIRATION
                            FOR THE YEAR       GRANTED           PRICE             EXERCISED         DATE
                            ---------------------------------------------------------------------------------------
L. Wade Helms                     100 %        13,077             6.50              None            January 9, 2000

L. Wade Helms                      24 %        12,000             1.10              None          September 9, 2001

Philip Kabot                       24 %        12,000             1.10              None          September 9, 2001

Robert Schuler                      5 %         2,500             1.10              None          September 9, 2001

Non Employee Directors              8 %      4,000(1)             .875              None           November 4, 2001

(1) Includes 1,000 options granted to Carol Helms

      As of August 24, 1998, the following table shows all of the options granted to and the amount of options exercised by executive officers of the
Company:

                             OPTIONS               OPTIONS
                             GRANTED             EXERCISED
                             -----------------------------

L. Wade Helms                 25,077                  None
Carol Helms                    1,000                  None
Philip Kabot                  12,000                  None

There are no employment agreements with any officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of August 18, 1998, information with respect to the beneficial ownership of Common Stock of the Company by: (i) each person (including any "group") who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding voting securities;
(ii) each director and nominee to become a director of the Company; and (iii) all officers and directors as a group:

                                            SHARES OF COMMON STOCK
NAME                                           BENEFICIALLY OWNED                      PERCENT
----------------------------------------------------------------------------------------------
W. Edd Helms, Jr.                                 850,567 (1)                            44%
L. Wade Helms                                       2,147 (2)                             *
Carol Helms                                               (3)                             *

All Officers and Directors                     876,758 (1)(5)                          45.4%

* Less than 1 percent


(1) Includes 10,890 shares owned by his daughters, 2,500 shares owned beneficially with his wife and 204,800 shares which were previously owned beneficially, and, during the year May 31, 1998, were transferred on April 30, 1998 from EHI to W. Edd Helms, Jr.
(2) L. Wade Helms shares voting and investment power of 887 shares with his wife, Vicki, and has sole voting and investment power with respect to 1,260 shares. Does not include an Incentive Stock Option to purchase 25,077 shares of the Company's Common Stock.
(3) Carol Helms, a Director of the Company, is the mother of two daughters who own a total of 10,890 shares of Common Stock of the Company. She disclaims any interest in the shares beneficially owned by W. Edd Helms, Jr., her husband, and her daughters. Does not include an option to purchase 1,000 shares of the Company's Common Stock.
(4) The address of W. Edd Helms, Jr., L. Wade Helms and Carol Helms is 17850 N.E. 5th Avenue, Miami, Florida 33162.
(5) See notes (1) through (3) for details with respect to the three current directors and officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company leases its Miami, Florida office and warehouse facilities from a partnership owned by W. Edd Helms, Jr. and Carol Helms. Rent expense paid to this partnership was approximately $61,900 and $72,500 for the years ended May 31, 1998 and 1997, respectively.

        The Company believes that the above transaction is on terms and conditions at least as favorable to the Company as those that would have been available from non-affiliated third parties. Any future transactions between the Company and its Officers, Directors or principal shareholders or any affiliates thereof will be made for bona fide business purposes on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed with, and as a part of, this Annual Report on Form 10-KSB:

        1. Financial Statements (included in Part II, Item 7.)

        2. Exhibits required to be filed by Item 601 of Regulation S-K.

No Form 8-K was filed during the year.

REG. S-K                                             LOCATION IN THIS REPORT OR INCORPORATED BY REFERENCE
ITEM NO.       DOCUMENT                              TO PRIOR FILING
--------       --------                              ----------------------------------------------------
     3.0       Articles of Incorporation             Exhibit 3.0 of S-18 Registration Statement #33-30649A
                                                     which became effective on September 28, 1989

     3.1       By-Laws                               Exhibit 3.1 of S-18 Registration Statement #33-30649A
                                                     which became effective on September 28, 1989

    10.0       Hoteleticket Acquisition              Exhibit 10.0 of S-18 Registration Statement #33-30649A
               Agreement                             which became effective on September 28, 1989

    10.1       AT&T Lease Financing                  Exhibit 10.1 of S-18 Registration Statement #33-30649A
               Agreement                             which became effective on September 28, 1989

    10.2       Lease for Premises                    Exhibit 10.2 of S-18 Registration Statement #33-30649A
                                                     which became effective on September 28, 1989

    10.3       Incentive Stock Option Plan           Exhibit 10.3 of S-18 Registration Statement #33-30649A
                                                     which became effective on September 28, 1989

    10.4       System One Agreement                  Exhibit 10.4 of S-18 Registration Statement #33-30649A
                                                     which became effective on September 28, 1989

    10.5       Trademark Registration                Exhibit 10.5 of S-18 Registration Statement #33-30649A
               No. 1421460                           which became effective on September 28, 1989

    10.6       Trademark Registration                Exhibit 10.6 of S-18 Registration Statement #33-30649A
               No. 1449098                           which became effective on September 28, 1989

    10.7       Trademark Registration                Exhibit 10.7 of S-18 Registration Statement #33-30649A
               No. 1458720                           which became effective on September 28, 1989

    10.8       Contract with United States           Exhibit 10.8 of S-18 Registration Statement #33-30649A
               Postal Service                        which became effective on September 28, 1989

    10.9       Contract with Federal Express         Exhibit 10.9 of S-18 Registration Statement #33-30649A which
               Corporation                           became effective on September 28, 1989

    10.10      Lease for premises                    Filed as Exhibit 10.10 to May 31, 1990 Form 10-K

    10.11      Lease for premises                    Filed as Exhibit 10.11 to May 31, 1990 Form 10-K

    10.12      Lease for Premises                    Filed as Exhibit 10.12 to May 31, 1990 Form 10-K

    10.13      Contract with United States Postal    Filed as Exhibit 10.13 to May 31, 1990 Form 10-K
               Service (other than the N.E. Region)

    10.14      Contract with TouchFax Information    Filed as Exhibit 10.14 to May 31, 1990 Form 10-K
               Systems, Inc.

    10.15      Contract with MCI                     Filed as Exhibit 10.15 to May 31, 1990 Form 10-K
               Telecommunications Corporation

    10.16      Contract with MCI                     Filed as Exhibit 10.16 to May 31, 1990 Form 10-K
               Telecommunications Corporation

    10.17      Lease for Premises                    Filed as Exhibit 10.17 to May 31, 1990 Form 10-K

    10.18      Loan Modification Agreement           Filed as Exhibit 10.18 to May 31, 1990 Form 10-K

    10.19      Amendment to Security Agreement       Filed as Exhibit 10.19 to May 31, 1990 Form 10-K

    10.20      Amendment to Security Agreement       Filed as Exhibit 10.20 to May 31, 1990 Form 10-K

    10.21      Promissory Note                       Filed as Exhibit 10.21 to May 31, 1990 Form 10-K

    10.22      Amendment to Security Agreement       Filed as Exhibit 10.22 to February 29, 1992 10Q

    10.23      Amendment to Security Agreement       Filed as Exhibit 10.23 to February 29, 1992 10Q

    10.24      Extinguishment of debt                Filed as Exhibit 10.24 to February 29, 1992 10Q

    10.24      A) Termination Agreement              Filed as Exhibit 10.24A to February 29, 1992 10Q

    10.24      B) Bill of Sale                       Filed as Exhibit 10.24B to February 29, 1992 10Q

    10.24      C) Stock Option                       Filed as Exhibit 10.24C to February 29, 1992 10Q

    10.25      Opinion of the Court-Motion for       Filed as Exhibit 10.25 to June 5, 1992 8K
               Summary Judgement

    10.26      Opinion of the Court in the United    Filed as Exhibit 10.26 to November 6, 1992 8K
               States Claims Court Case Nos.
               91-963C and 91-964C, Hotelecopy,
               Inc. (Plaintiff) vs. The United
               States, (Defendant)

    10.27      NASDAQ Hearing Review Opinion         Filed as Exhibit 10.27 to December 2, 1992 8K

    10.28      Opinion of the United States Court    Filed as Exhibit 10.28 to August 19, 1993 Form 8K
               of Appeals in the Federal Circuit

    10.29      Order of the United States Court of   Filed as Exhibit 10.29 to November 3, 1993 Form 8K
               Appeals for the Federal Circuit

    22.1       Hoteleticket, Inc., a Florida         Exhibit 22.1 of S-18 Registration Statement #33-30649A which
               Corporation                           became effective on September 28, 1989

    22.2       FaxMail, Inc., a Florida              Exhibit 22.2 of S-18 Registration Statement #33-30649A which
               Corporation (inactive)                became effective on September 28, 1989

    22.3       Hotelefax, Inc., a Florida            Exhibit 22.3 of S-18 Registration Statement #33-30649A which
               Corporation (inactive)                became effective on September 28, 1989

  27           Financial Data Schedule               Attached

  99           Additional Exhibits                   None



No reports on Form 8-K (or amendments to previously filed Form 8-K) were filed during the fourth quarter of the current fiscal year.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTELECOPY, INC.


By:   /S/ W. EDD HELMS, JR.
   -----------------------------------
W. Edd Helms, Jr.
Chairman of the Board, President,
Chief Executive Officer
(Principal Executive Officer)

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By: /S/ W. EDD HELMS, JR.
   -----------------------------------
W. Edd Helms, Jr., Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)
Date: August 28, 1998

By: /S/ L. WADE HELMS
   -----------------------------------
Wade Helms, Executive Vice President, Director
(Principal Executive Officer)
Date: August 28, 1998

By: /S/ CAROL HELMS
   -----------------------------------
Carol Helms, Secretary and Director
Date: August 28, 1998

By: /S/ PHILIP  H. KABOT
   -----------------------------------
Philip Kabot, Vice President of Finance, Chief Financial Officer
(Principal Accounting Officer)
Date: August 28, 1998

                                 EXHIBIT INDEX

EXHIBIT                             DESCRIPTION
-------                             -----------

  27              Financial Data Schedule