Form 10QSB
period 1998-08-31
HOTELECOPY INC
filed 1998-10-07
CIK 854883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

X        Quarterly report under Section 13 or 15(d) of the Securities Exchange
-        Act of 1934 for the quarterly period ended August 31, 1998

-        Transition report pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from____________________ to__________________.

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

Yes  X     No
    ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF CLASS                                  DATE                        NUMBER OF SHARES OUTSTANDING
--------------                                  ----                        ----------------------------
Common stock, $.01 par value                October 5, 1998                              1,933,318

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL STATEMENTS
HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                                                 AUGUST 31,1998                 MAY 31, 1998
------                                                                 --------------                 ------------
CURRENT ASSETS
 Cash and equivalents                                                  $       14,540                 $     23,934
 Restricted cash - certificate of deposit                                      10,000                       10,000
 Accounts receivable, less allowance for
     doubtful accounts of $500 at
    August 31, 1998 and May 31, 1998                                            2,577                        3,966
 Inventories                                                                    2,588                        2,588
 Other                                                                          2,163                        5,856
                                                                       --------------                 ------------
     Total current assets                                                      32,135                       46,611
PROPERTY AND EQUIPMENT (Note 3)                                                 -                            -
DEPOSITS                                                                        1,595                        2,565
                                                                       --------------                 ------------
     TOTAL ASSETS                                                      $       33,730                 $     49,176
                                                                       ==============                 ============

LIABILITIES AND DEFICIENCY IN ASSETS
    ATTRIBUTABLE TO COMMON STOCK

CURRENT LIABILITIES
 Accounts payable (Note 4)                                             $       95,611                 $     88,400
 Accrued liabilities                                                          113,444                      124,528
                                                                       --------------                 ------------
Total current liabilities                                                     209,055                      212,928
                                                                       --------------                 ------------

DEFICIENCY IN ASSETS ATTRIBUTABLE
    TO COMMON STOCK:

Common stock, $.01 par value, 10,000,000
shares authorized; 1,933,318 issued and outstanding                            19,333                       19,333
Additional paid-in capital                                                  6,213,341                    6,213,341
Accumulated Deficit                                                        (6,407,999)                  (6,396,426)
                                                                       --------------                 ------------
   Total deficiency in assets attributable to common stock                   (175,325)                    (163,752)
                                                                       --------------                 ------------
   TOTAL LIABILITIES AND DEFICIENCY IN
     ASSETS ATTRIBUTABLE TO COMMON STOCK                                $      33,730                $      49,176
                                                                        =============                =============

           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     FOR THE THREE MONTHS ENDED AUGUST 31,
                                                                       1998                         1997
                                                                       ----                         ----
REVENUES                                                           $   86,902                   $   110,234
                                                                   ----------                   -----------

COST AND EXPENSES:

   Cost of revenues                                                    38,930                        74,636

   Payroll, payroll taxes and
        related benefits                                               25,136                        30,543

Occupancy costs                                                         9,851                        18,691

Other selling and administrative                                       24,558                        21,877
                                                                   ----------                   -----------

Total costs and expenses                                               98,475                       145,747
                                                                   ----------                   -----------


NET LOSS                                                           $  (11,573)                  $   (35,513)
                                                                   ==========                   ===========

Net loss per common share                                          $    (0.01)                  $     (0.02)
                                                                   ==========                   ===========


Weighted average shares outstanding                                 1,933,318                     1,933,318
                                                                   ==========                   ===========


           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   FOR THE THREE MONTHS ENDED AUGUST 31,
                                                                                        1998                  1997
                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                                            $    (11,573)       $     (35,513)

Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable                                              1,389               (2,565)
    Decrease (Increase) in prepaid expenses and others                                      4,663               (5,581)
    Increase in accounts payable                                                            7,211               40,265
    Decrease in accrued liabilities                                                       (11,084)              (1,836)
                                                                                     ------------        -------------

CASH USED BY OPERATING ACTIVITIES AND
    DECREASE IN CASH AND EQUIVALENTS                                                       (9,394)              (5,230)

CASH AND EQUIVALENTS, BEGINNING BALANCE                                                    23,934               30,995
                                                                                     ------------        -------------

CASH AND EQUIVALENTS, ENDING BALANCE                                                 $     14,540        $      25,765
                                                                                     ============        =============


           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly Hotelecopy, Inc. and its Subsidiary's financial position at August 31, 1998, and the results of their operations and cash flows for the three months then ended. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the entire year.

The consolidated financial statements of Hotelecopy, Inc. and Subsidiary included herein do not include all footnote disclosures normally included in annual consolidated financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and notes in the Company's latest Form 10-KSB. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company's cash flow from operations has not been sufficient to allow the Company to remain current with its creditors. Cash currently on hand and expected to be generated by operations during the fiscal year ending May 31, 1999, is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources. This condition together with the Company's recurring losses from operations and deficiency in assets attributable to common stock raise substantial doubt about its ability to continue as a going concern. Should the Company be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - RECLASSIFICATION

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                             AUGUST 31,1998              MAY 31, 1998
                                                             --------------              ------------
Facsimile equipment                                            $    449,645             $     449,645
Office and other equipment                                            6,821                     6,821
                                                               ------------             -------------
Total                                                               496,466                   496,466
Less accumulated depreciation                                       496,466                   496,466
                                                               ------------             -------------
Property and equipment, net book value                                    0                         0
                                                              =============             =============


          See Accompanying Notes to Consolidated Financial Statements.

NOTE 4

A final judgement in the amount of $88,400 was entered against the Company by the United States Postal Service in November of 1993. The Company does not have the funds to satisfy this judgement or any accrued interest thereon.

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

REVENUES

During the three months ended August 31, 1998, revenues declined approximately 21% compared to the same period in 1997. The decline in revenues is attributable to the loss of an exclusive agreement with a major airline carrier. The Company does not have the funds to support a marketing and sales effort to further expand its self-service FaxMailers.

COST OF REVENUES

These costs declined approximately 48% in the three month period ended August 31, 1998, as compared to August 31, 1997. The decline in these costs can be attributed primarily to the reduction of expenses to maintain telephone lines and commission expenses resulting from the loss of a major customer.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

There was an approximate 18% decline in payroll, payroll taxes, and related benefits compared to the quarter ended August 31, 1997. This is attributable to a reduction in personnel.

OCCUPANCY COSTS

Occupancy costs decreased approximately 47% compared to the same prior quarter primarily attributable to the discontinuance of an accrual for storage fees.

OTHER SELLING AND ADMINISTRATIVE

There was an approximate 12% increase in other selling and administrative expenses compared to the prior year quarter. There was an increase in insurance, legal and general corporate expenses which accounted for the 12% increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately ($177,000) and a ratio of current assets to current liabilities of approximately .02 to 1 at August 31, 1998. This compares with the August 31, 1997, working capital deficit of approximately ($2,300,000) and a ratio of current assets to current liabilities of .03 to 1. The Company has a negative net worth and cash flow which is still not sufficient to cover its greatly reduced overhead. On November 5, 1993, a final judgement was issued and a judgement was entered against the Company by the United States Postal Service in the amount of $88,400. The Company does not have the funds to satisfy this judgement nor the accrued interest. In May of 1998, the Company wrote off liabilities that were time barred pursuant to the Florida Statute of Limitations, Section 95.11 of the Florida Statutes. The Company is current with all its present vendors and generates enough cash flow to fund its present operations.

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

The Company has limited liquidity on a short-term basis and, absent additional funding, will have limited liquidity on a long-term basis. At present, the Company does not have any additional sources of liquidity, such as bank or credit lines. Cash currently on hand and expected to be generated by operations during the fiscal year ended May 31, 1999, is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources.

If the Company is unable to obtain financing or equity capital, the Company will not be able to continue as a going concern. Should the Company be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations.

PLAN OF OPERATION

Management's plan for dealing with the conditions described above is pursuing the acquisition of an operating entity. If an acquisition is successful, the Company plans to continue its current operations, consider additional marketing to the extent that sales might increase and continue its current personnel levels with the principal activities being devoted to the merged entity's business operations until cash flow is sufficient for the Company to consider additional research and development. No additional expenditures are currently anticipated for property and equipment if a successful merger is consummated. There can be no assurance the Company can find a merger candidate or, if found, that the Company can operate profitably.

The matters discussed in "Plan of Operation" above are forward looking statements as defined under Rule 175 of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed: Financial Data Schedule - Exhibit 27
         (b)  Reports on Form 8-K: NONE


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HOTELECOPY, INC.
                                                       (Registrant)

DATE:      OCTOBER 7, 1998                 BY:/s/   W. EDD HELMS, JR.
     ----------------------------             ----------------------------------
                                                    W. Edd Helms, Jr., President

DATE:      OCTOBER 7, 1998                 BY:/s/   PHILIP H. KABOT
     ----------------------------             ----------------------------------
                                                    Philip H. Kabot, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
-------                            -----------

  27                 Financial Data Schedule