Form 10QSB
period 1998-11-30
HOTELECOPY INC
filed 1999-01-13
CIK 854883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period - ended November 30, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from _______________ to __________________ .

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

                                 1-800-322-4448
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      TITLE OF CLASS                  DATE          NUMBER OF SHARES OUTSTANDING
      --------------                  ----          ----------------------------
Common stock, $.01 par value     January 6, 1999             1,933,318

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------
ASSETS                                                           NOVEMBER 30, 1998
                                                                 -----------------
CURRENT ASSETS
 Cash and equivalents ..........................................    $    13,335
 Restricted cash - certificate of deposit ......................         10,000
 Accounts receivable, less allowance for
     doubtful accounts of $500 at
     November 30, 1998 and May 31, 1998 ........................          3,029
 Inventories ...................................................          8,155
 Other, including prepayments ..................................         11,120
                                                                    -----------
     Total current assets ......................................         45,639
PROPERTY AND EQUIPMENT (Note 3) ................................           --
DEPOSITS .......................................................          2,595
                                                                    -----------

     TOTAL ASSETS ..............................................    $    48,234
                                                                    ===========

LIABILITIES AND DEFICIENCY IN ASSETS
    ATTRIBUTABLE TO COMMON STOCK

CURRENT LIABILITIES
 Accounts payable ..............................................    $    22,305
 Judgement Payable  (Note 4) ...................................         88,400
 Due to affiliate ..............................................         27,737
 Accrued liabilities (Note 5) ..................................         79,168
                                                                    -----------
Total current liabilities ......................................        217,610
                                                                    -----------
DEFICIENCY IN ASSETS ATTRIBUTABLE
    TO COMMON STOCK
Common stock, $.01 par value, 10,000,000
    shares authorized; 1,933,318 issued and outstanding ........         19,333
Additional paid-in capital .....................................      6,213,341
Accumulated Deficit ............................................     (6,402,050)
                                                                    -----------

   Total deficiency in assets attributable to common stock .....       (169,376)
                                                                    -----------
   TOTAL LIABILITIES AND DEFICIENCY IN
     ASSETS ATTRIBUTABLE TO COMMON STOCK .......................    $    48,234
                                                                    ===========

           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               NOVEMBER 30,                      NOVEMBER 30,
                                                       ----------------------------      ----------------------------
                                                          1998              1997             1998             1997
                                                       -----------      -----------      -----------      -----------
REVENUES .........................................     $    81,340      $   115,246      $   168,242      $   225,480
                                                       -----------      -----------      -----------      -----------
Cost and Expenses
   Cost of revenues ..............................          34,680           46,660           73,610          121,296
   Payroll, payroll taxes and
        related benefits .........................          20,116           23,694           45,252           54,237
Occupancy costs ..................................           7,029           15,496           16,880           34,187
Other selling and administrative .................          23,566           26,136           48,124           48,013
                                                       -----------      -----------      -----------      -----------
Total costs and expenses .........................          85,391          111,986          183,866          257,733
                                                       -----------      -----------      -----------      -----------
Income (Loss) before extraordinary items .........          (4,051)           3,260          (15,624)         (32,253)
                                                       -----------      -----------      -----------      -----------
EXTRAORDINARY ITEMS

Gain on extinguishment of debt, net of  income
  taxes of $3,600 ................................           6,400                             6,400
Tax benefit from utilization of net operating loss
  carryforwards ..................................           3,600                             3,600
                                                       -----------      -----------      -----------      -----------

          Total extraordinary item ...............          10,000                            10,000
                                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS) ................................     $     5,949      $     3,260      $    (5,624)     $   (32,253)
                                                       ===========      ===========      ===========      ===========

PER SHARE OF COMMON STOCK BASIC AND DILUTED

   Income (loss) per common share before
      extraordinary item .........................               *                             (0.01)
                                                       -----------      -----------      -----------      -----------
    Extraordinary item ...........................                                             0.005
                                                       -----------      -----------      -----------      -----------
NET INCOME (LOSS) PER  COMMON SHARE ..............                                            (0.005)     $     (0.02)
                                                       -----------      -----------      -----------      -----------

WEIGHTED AVERAGE SHARES ..........................       1,933,318        1,933,318        1,933,318        1,933,318
                                                       ===========      ===========      ===========      ===========

* Less than .0005 per share

           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                           FOR THE SIX MONTHS ENDED NOVEMBER 30,
                                                                               1998                   1997
                                                                             --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ................................................................    $ (5,624)              $(32,253)

Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Extinguishment of debt .............................................     (10,000)

Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable ..........................         937                 (4,860)
    Increase in inventory ...............................................      (5,300)
    (Increase) decrease in other current assets .........................      (5,294)                (6,916)
    Increase in accounts payable ........................................      22,305                 33,615
    Increase in due to affiliate ........................................      27,737                   --
    Decrease in accrued liabilities, other than extinguishment ..........     (35,360)                (2,762)
                                                                             --------               --------

CASH USED BY OPERATING ACTIVITIES AND
      DECREASE IN CASH AND EQUIVALENTS ..................................     (10,599)               (13,176)

CASH AND EQUIVALENTS, BEGINNING .........................................      23,934                 30,995
                                                                             --------               --------

CASH AND EQUIVALENTS, ENDING ............................................    $ 13,335               $ 17,819
                                                                             ========               ========


           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly Hotelecopy, Inc. and its Subsidiary's financial position at November 30, 1998, and the results of their operations and cash flows for the three and six months then ended. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                NOVEMBER 30,1998    MAY 31, 1998
                                                ----------------    ------------
Facsimile equipment ............................        $449,645        $449,645
Office and other equipment .....................          46,821          46,821
                                                        --------        --------
Total ..........................................         496,466         496,466
Less accumulated depreciation ..................         496,466         496,466
                                                        --------        --------
Property and equipment, net book value .........             -0-             -0-
                                                        ========        ========

NOTE 4

A final judgement in the amount of $88,400 was entered against the Company by the United States Postal Service in November of 1993. The Company does not have the funds to satisfy this judgement or any accrued interest thereon.

NOTE 5

On November 4, 1998, the Company, for consideration of $10,000, received a general release from its largest creditor. The Company, at May 31, 1998, had accrued a liability for the possible settlement of this debt and accordingly charged this to the accrued liability.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

REVENUES

Compared to the prior year, revenues declined approximately 29% for the three months ended November 30, 1998 and approximately 25% for the six months ended November 30, 1998. The decline in revenues is attributable to the loss of an exclusive agreement with a major airline carrier. The Company does not have the funds to support a marketing and sales effort to further expand its self-service FaxMailers.

COST OF REVENUES

These costs declined approximately 26% in the three months ended November 30, 1998 and approximately 39% for the six months ended November 30, 1998, as compared to the prior year. The decline in these costs are attributable to the loss of a major airline carrier and all the related expenses to maintain telephone lines.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

These expenses decreased approximately 15% for the three months ended November 30, 1998 and approximately 17% for the six months ended November 30, 1998, as compared to the prior years. The Company has no marketing or sales employees, staff was reduced and there are no executive salaries paid.

OCCUPANCY COSTS

There was an approximate 55% and 51% decline in occupancy costs for the three and six months ended November 30, 1998, as compared to the prior three months and six months ending November 30, 1997, respectively. This reduction is attributable to a discontinuance of an accrual for storage fees and warehouse.

OTHER SELLING AND ADMINISTRATIVE

For the three month and six months ended November 30, 1998, these expenses decreased for the three months by approximately 10% and increased insignificantly as compared to the six months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately ($172,000) and a ratio of current assets to current liabilities of approximately .02 to 1 at November 30, 1998. This compares with the November 30, 1997, working capital deficit of approximately ($2,300,000) and a ratio of current assets to current liabilities of less than .01 to 1. The Company has a negative net worth and cash flow which is not sufficient to cover its greatly reduced overhead. On November 5, 1993, a final judgement was issued and a judgement was entered against the Company by the United States Postal Service in the amount of $88,400. The Company does not have the funds to satisfy this judgement nor the accrued interest. In May of 1998, the Company charged off liabilities that were time barred pursuant to the Florida Statute of Limitations, Section 95.11 of the Florida Statutes. The Company is current with all its present vendors.

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

                                HOTELECOPY, INC.
                                  (Registrant)


DATE:  JANUARY 11, 1999       BY:/s/   W. EDD HELMS, JR.
     ------------------             --------------------------------------------
                                       W. Edd Helms, Jr., President

DATE:  JANUARY 11, 1999       BY:/s/   PHILIP H. KABOT
     ------------------             --------------------------------------------
                                       Philip H. Kabot, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27        Financial Data Schedule