Form 10QSB
period 1999-02-28
HOTELECOPY INC
filed 1999-04-09
CIK 854883

----------------------------------------------------------------------------
  ----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1999.

[ ]      Transition report pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from _____________ to _____________ .
                         Commission file number 0-17978

                                HOTELECOPY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         FLORIDA                                          59-2605868
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

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

Yes  [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         TITLE OF CLASS              DATE           NUMBER OF SHARES OUTSTANDING
Common stock, $.01 par value     April 8, 1999               1,933,318

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
ASSETS                                                FEBRUARY 28, 1999
------                                                -----------------
CURRENT ASSETS
 Cash and equivalents                                   $       5,982
 Restricted cash - certificate of deposit                      10,000
 Accounts receivable, less allowance for
     doubtful accounts of $500                                  2,063
 Inventories                                                    7,530
 Other, including prepayments                                   2,163
                                                             --------
     Total current assets                                      27,738

PROPERTY AND EQUIPMENT (Note 3)                                   -

DEPOSITS                                                        2,595

     TOTAL ASSETS                                         $    30,333
                                                              =======

LIABILITIES AND DEFICIENCY IN ASSETS
    ATTRIBUTABLE TO COMMON STOCK

CURRENT LIABILITIES
 Accounts payable                                          $   35,513
 Judgement Payable  (Note 4)                                   25,000
 Due to affiliate                                              50,305
 Accrued liabilities (Note 4)                                  40,794
                                                            ---------
Total current liabilities                                     151,612

DEFICIENCY IN ASSETS ATTRIBUTABLE
    TO COMMON STOCK
Common stock, $.01 par value, 10,000,000
shares authorized; 1,933,318 issued and outstanding            19,333
Additional paid-in capital                                  6,213,341
Accumulated Deficit                                        (6,353,953)
                                                            ---------

  Total deficiency in assets attributable to
   common stock                                             ( 121,279)
                                                            ---------
   TOTAL LIABILITIES AND DEFICIENCY IN
     ASSETS ATTRIBUTABLE TO COMMON STOCK                   $   30,333
                                                            =========

           See Accompanying Notes to Consolidated Financial Statements
                                        2

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------

                                                          Three Months Ended                    Nine Months Ended
                                                               February 28,                          February 28,

                                                                   1999             1998             1999             1998
                                                               -----------      -----------      -----------      -----------
REVENUES                                                       $    70,317      $   102,407      $   238,559      $   327,887
                                                               -----------      -----------      -----------      -----------
COST AND EXPENSES

   Cost of revenues                                                 36,383           44,634          109,993          165,930
   Payroll, payroll taxes and
        related benefits                                            22,648           22,084           67,900           76,321
Occupancy costs                                                      7,029           15,495           23,909           49,682
Other selling and administrative                                    79,560           21,358          127,684           69,371
                                                               -----------      -----------      -----------      -----------
Total costs and expenses                                           145,620          103,571          329,486          361,304
                                                               -----------      -----------      -----------      -----------
Loss before extraordinary items                                    (75,303)          (1,164)         (90,927)         (33,417)
                                                               -----------      -----------      -----------      -----------
EXTRAORDINARY ITEMS

Gain on extinguishment of debt, net of  income
   taxes of $44,424 for the three months and
   $48,024 for the nine months                                      78,976             --             85,376             --
Tax benefit from utilization of net operating loss
  carry forwards                                                    44,424             --             48,024             --
                                                               -----------      -----------      -----------      -----------

          Total extraordinary item (Note 4)                        123,400             --            133,400             --
                                                               -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                              $    48,097      $    (1,164)     $    42,473      $   (33,417)
                                                               ===========      ===========      ===========      ===========

PER SHARE OF COMMON STOCK BASIC AND DILUTED

   Loss per common share before
      extraordinary item                                             (0.04)               *            (0.05)           (0.02)
                                                               -----------      -----------      -----------      -----------

    Extraordinary item                                                0.07                              0.07             --
                                                               -----------      -----------      -----------      -----------

NET INCOME (LOSS) PER  COMMON SHARE                                   0.03                *             0.02      $     (0.02)
                                                               -----------      -----------      -----------      -----------

WEIGHTED AVERAGE SHARES                                          1,933,318        1,933,318        1,933,318        1,933,318
                                                               ===========      ===========      ===========      ===========


* Less than .0005 per share

           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------

                                                                                   For the nine months ended February 28,
                                                                                        1999                  1998
                                                                                        ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                        $ 42,473          $   (33,417)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
      Extinguishment of debt                                                             (133,400)                 -
Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable                                              1,903               (5,116)
    Decrease (Increase) in inventory                                                       (4,675)
    Decrease (Increase) in other current assets                                             3,663               (9,184)
    Increase in accounts payable                                                           35,513               32,932
    Increase in due to affiliate                                                           50,305                  -
    Decrease in accrued liabilities, other than extinguishment                            (13,734)              (1,888)
                                                                                         --------           ----------
CASH USED BY OPERATING ACTIVITIES AND
      DECREASE IN CASH AND EQUIVALENTS                                                    (17,952)             (16,673)

CASH AND EQUIVALENTS, BEGINNING                                                            23,934               30,995
                                                                                        ---------           ----------
CASH AND EQUIVALENTS, ENDING                                                          $     5,982          $    14,322
                                                                                        =========            =========


           See Accompanying Notes to Consolidated Financial Statements

HOTELECOPY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly Hotelecopy, Inc. and its Subsidiary's financial position at February 28, 1999, and the results of their operations and cash flows for the three and nine months then ended. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2 - RECLASSIFICATION

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - PROPERTY AND EQUIPMENT Property and equipment consisted of the following:

                                                        FEBRUARY 28, 1999              MAY 31, 1998
                                                        -----------------              ------------

Facsimile equipment                                          $    449,645             $     449,645
Office and other equipment                                         46,821                    46,821
                                                                  -------                   -------
Total                                                             496,466                   496,466
Less accumulated depreciation                                     496,466                   496,466
                                                                  -------                   -------
Property and equipment, net book value                             -0-                       -0-
                                                                  =======                   =======

           See Accompanying Notes to Consolidated Financial Statements

NOTE 4 - JUDGEMENT

A final judgement in the amount of $88,400 was entered against the Company on behalf of the United States Postal Service in November of 1993. In the later part of February, the Company entered into an agreement to settle this claim for $25,000. The Company had accrued $60,000 for costs associated with the judgement payable as well as $10,000 for the possible settlement with a credit. Both of these accruals were liquidated as a result of the settlements and are shown as extinguishment of debt in these financial statements.

NOTE 5 - SUBSEQUENT EVENTS

On April 1, 1999, the Company issued a press release indicating that Hotelecopy has filed a preliminary proxy statement to the SEC for the merger of Hotelecopy, Inc. with Edd Helms, Inc., whereby, upon approval of the shareholders of Hotelecopy, Inc., EHI will be merged into Hotelecopy, and the name of Hotelecopy will be changed to Edd Helms Group, Inc.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

REVENUES

Compared to the prior year, revenues declined approximately 31% for the three months ended February 28, 1999 and approximately 27% for the nine months ended February 28, 1999. The decline in revenues is attributable to the loss of an exclusive agreement with a major airline carrier. The Company does not have the funds to support a marketing and sales effort to further expand its self-service FaxMailers.

COST OF REVENUES

These costs declined approximately 18% in the three months ended February 28, 1999, and approximately 34% for the nine months ended February 28, 1999, as compared to the prior year. The decline in these costs are attributable to the loss of revenues of a major airline carrier and the reduction in expenses attributable to this revenue.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

These expenses increased nominally for the three months ended February 28, 1999, and approximately 11% for the nine months ended February 28, 1999, as compared to the prior year. The Company has no marketing or sales employees, staff was reduced and there are no executive salaries paid.

OCCUPANCY COSTS

There was an approximate 55% and 52% decline in occupancy costs for the three and nine months ended February 28, 1999, as compared to the prior three months and nine months ending February 28,1998, respectively. This reduction is attributable to a discontinuance of an accrual for storage fees and warehouse.

OTHER SELLING AND ADMINISTRATIVE

For the three month and nine months ended February 28, 1999, these expenses increased significantly as compared to the nine months ended February 28, 1998. This increase is directly attributable to the settlement of outstanding obligations and the expenses including professional fees related to the proposed merger with a related company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately ($124,000) and a ratio of current assets to current liabilities of approximately .18 to 1 at February 28, 1999. This compares with the February 28, 1998, working capital deficit of approximately ($2,300,000) and a ratio of current assets to current liabilities of .02 to 1. The Company has a negative net worth and cash flow which is not sufficient to cover its greatly reduced overhead. On November 5, 1993, a final judgement was issued and a judgement was entered against the Company by the United States Postal Service in the amount of $88,400. In the later part of February 1999, the Company entered into an agreement with the United Postal Service to settle this claim for $25,000. In May of 1998, the Company charged off liabilities that were time barred pursuant to the Florida Statute of Limitations, Section 95.11 of the Florida Statutes. The Company is current with all its present vendors.

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

The Company has limited liquidity on a short-term basis and, absent additional funding, will have limited liquidity on a long-term basis. Cash currently on hand and expected to be generated by operations during the fiscal year ended May 31, 1999, is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources. On April 1, 1999, the Company filed a preliminary proxy with the Securities and Exchange Commission entering into an agreement and plan of merger with a related company.

If the Company is unable to obtain financing or equity capital or merge as stated above, the Company will not be able to continue as a going concern. Should the Company be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed: Financial Data Schedule - Exhibit 27
         (b)  Reports on Form 8-K: NONE

                                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HOTELECOPY, INC.
                                                    (Registrant)

DATE: APRIL 8, 1999              BY:/s/ W. EDD HELMS, JR.
     ----------------------      ------------------------------
                                        W. Edd Helms, Jr., President

DATE:  APRIL 8, 1999             BY:/s/ PHILIP H. KABOT
     ----------------------      -------------------------------
                                        Philip H. Kabot, Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                          DESCRIPTION
-------                          -----------

27                               Financial Data Schedule