Form 10KSB
period 1999-05-31
HOTELECOPY INC
filed 1999-07-07
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the fiscal year ended May 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from _____________________to __________________.

    Commission file number 0-17978

                                HOTELECOPY, INC.
                 (Name of small business issuer in its charter)

Florida                                                59-2605868
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                       Identification No.)

17850 N.E. 5th Avenue, Miami, Florida                  33162-1008
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number  (800) 322-0530

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year:  $307,584.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of July 6, 1999 - None - (There was no trading activity of the stock.)

There were 1,933,318 shares outstanding of the issuer's common stock, $.01 par value, as of July 6, 1999.

                         HOTELECOPY, INC. AND SUBSIDIARY
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----
  Item 1.      DESCRIPTION OF BUSINESS                                        2
  Item 2.      DESCRIPTION OF PROPERTY                                        7
  Item 3.      LEGAL PROCEEDINGS                                              7
  Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            8

  PART II

  Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       8
  Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      9
  Item 7.      FINANCIAL STATEMENTS                                          13
  Item 8.      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                         13

  PART III

Item 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT   13
Item 10.      EXECUTIVE COMPENSATION                                         14
Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                    16
Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 17

Item 13.      EXHIBITS AND REPORTS ON FORM 8-K                               17

CONSOLIDATED FINANCIAL STATEMENTS BEGINNING AT PAGE F-1 ARE INCORPORATED
BY REFERENCE                                                                F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

FORWARD-LOOKING INFORMATION

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company's customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company successfully to develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

During the year ended May 31, 1999, the Company's operations were impacted by a significant decrease in revenues. The Company was unable to reduce costs to offset the revenue decrease. In an effort to increase revenues, the Company is attempting to merge with another Company (See "Description of Business -- Recent Developments." Unless the Company is successful in the effort to merge in the future, the Company may be not be able to continue operations. There can be no assurance that the Company will be able to develop additional markets for its products or that revenue will remain at current levels or increase in the future.

INTRODUCTION

Hotelecopy, Inc. is a Florida corporation organized in 1985 to build and operate a public facsimile terminal network. From these public terminal locations, the Public is able to send and receive facsimile documents, at rates competitive with overnight mail. Hotelecopy calls its public communications network FaxMail. Hotelecopy installs, operates and maintains self-service credit card FaxMailers throughout the United States. The equipment is placed in locations with a high demand for business services. The locations include, but are not limited to, private airline clubs, airports, hotels, colleges and universities. The customer can send or receive documents and pay for the service with a major credit card.

As of May 31, 1999, there were approximately 82 revenue-producing locations, of which 69 were self-service locations.

PRODUCTS AND SERVICES

THE SELF-SERVICE FAXMAILER

Hotelecopy has developed a number of credit card operated self-service facsimile terminals marketed as the FaxMailer. Hotelecopy assembles and integrates specially adapted components manufactured by others into a unique cabinet design. Hotelecopy developed highly sophisticated, flexible and proprietary computer software for the FaxMailers. The self-service FaxMailer allows the public to send a fax, receive a fax, or to access any of

Hotelecopy's enhanced FaxMail services. Hotelecopy contracts directly with various locations to provide self-service FaxMailers under a Membership Agreement.

As of May 31, 1999, Hotelecopy operated 69 self-service FaxMailers throughout the United States. Hotelecopy is operating self-service FaxMailers in all of United Airlines' and Alaska Airlines', private membership airport clubrooms nationwide. The agreement with United Airlines expires in August 1999. In addition to private airline clubrooms, FaxMail service is available within airports, colleges, universities, train stations and hotels.

During fiscal 1999, revenues from self-service FaxMailers contributed approximately 94% of Hotelecopy's total revenues.

ATTENDED FAXMAIL LOCATIONS

Hotelecopy owns and operates 13 attended fax machines in hotels. Under a Membership Agreement, Hotelecopy provides the Member location with a complete public fax program including location referral, marketing literature and support, point of sale materials, special FaxPak envelopes in which received fax messages are delivered, staff assistance, fax equipment and maintenance.

In most cases, the attended Member location offering Hotelecopy FaxMail service pays Hotelecopy a commission based either on the respective terminal's revenues, or on a fixed personnel at attended locations.

HOTELECOPY'S FAXMAIL CENTRAL

From Hotelecopy's Operations Center in Miami, Hotelecopy remotely monitors and manages all of its public fax terminals across the United States. Hotelecopy developed this proprietary host software and hardware system for the specific purpose of managing a diverse public FaxMail terminal network. It has been continuously refined and upgraded since 1986. At the present time, it is capable of managing additional public terminal locations anywhere in the world. Hotelecopy's computer system integrates computer-based fax systems, traditional fax systems, voice prompting, point of sale transaction processing and credit card processing with traditional data processing systems. The system also allows Hotelecopy to provide enhanced FaxMail services at all Hotelecopy public access fax terminal locations.

YEAR 2000 ISSUES

The year 2000 issue results in certain computer systems and software applications that use only two digits (rather than four), to define the applicable year. Consequently, such systems and applications may recognize a date of "00" as the year 1900, instead of the intended year 2000, which could directly result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process customers' transactions, order supplies or engage in similar normal business activities. Hotelecopy has conducted an initial assessment of its computer system and software applications and Hotelecopy believes that the terminals will be 2000 compliant. Hotelecopy is communicating with key suppliers, financial institutions and customers during fiscal 1999 to identify and coordinate the resolution of any year 2000 issues that might arise from these constituencies. Based on its initial assessment, Hotelecopy believes the cost of addressing the year 2000 issue will not have a material impact on Hotelecopy's financial position or results of operations if not addressed and corrected.

The Securities and Exchange Commission has asked public companies to disclose four general types of information related to year 2000 Preparedness: the Company's state of readiness, costs, risks and contingency plans. Accordingly, the Company has included the following discussion in this report, in addition to the year 2000 disclosures previously filed.

         STATE OF READINESS

All equipment and computer systems currently utilized by the Company in-house are believed to be year 2000 compliant. Most vendors used by the Company are large companies and the Company expects that these companies will be year 2000 compliant. However, the Company has not received written notification from all vendors affirming their year 2000 compliance. Therefore, there can be no assurance that the systems of other companies with which the Company does business will be year 2000 compliant. None of the Company's systems interfaces directly with any third-party vendors, except for credit card authorization and billing, and the Company has been informed that those systems are year 2000 compliant. None of the Company's services is subject to year 2000 compliance (except for the date printed at the top of the fax transmission, which is not believed to be mission critical) so the Company does not expect to incur any liability in this area. The failure on the part of merchandise vendors, or other companies with whom the Company transacts or may transact business, to be year 2000 compliant on a timely basis may have an adverse impact on the operations of the Company.

         COSTS

The total cost to the Company of year 2000 activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year. Management estimates the total costs of addressing the year 2000 issue to be less than $10,000. These total costs are based on management's best estimates. There are no guarantees that these estimates will be achieved and actual results could differ from those estimates. The Company plans to inventory sufficient quantities of supplies from outside suppliers to be capable of operating for several months should third parties incur year 2000 problems. The cost of increasing the inventory levels is not expected to exceed $5,000, and any excess purchases will be paid for from available cash, or simply not purchased. Any costs associated with the year 2000 issue will be expensed as incurred. The amount expensed to date has been immaterial.

         RISKS

The Company utilizes computers and software in various aspects of its business, principally billing and accounting. The Company believes that its computers and equipment comply with the year 2000 issue. The Company does not expect any material adverse impact on its operations relative to the year 2000 issue. However, as discussed above, the Company is also exposed to the risk that one or more of its customers, suppliers or vendors could experience year 2000 problems that could impact the ability of such customers to transact business or such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

         CONTINGENCY PLANS

The Company is in the process of identifying and developing contingency plans for any problems that might be experienced by the Company's suppliers, customers or vendors. This includes identifying alternate suppliers.

HOTELETICKET INSTANT AIRLINE TICKETING

Hotelecopy owns Hoteleticket, Inc., (Hoteleticket) a licensed travel agency. Hoteleticket provided a service allowing business travelers to pick up their tickets, boarding passes and seat assignments at the front desk of Hoteleticket locations. In the past, this service was used on a limited basis and has been inactive since November of 1993. Hoteleticket has not operated profitably since inception. Presently because of severe cash limitations, Hoteleticket discontinued operations. Hoteleticket remains in compliance with all relevant regulatory authorities and the only expenses being incurred are those that are required in order to comply with those authorities.

Hoteleticket does not expect any expansion until it can generate sufficient capital.

      FAXMAIL REVENUES

GENERAL

Hotelecopy earns its principal revenues from the sale of its services to the public, based on the terms of the particular Membership Agreement for the public fax terminal location. When Hotelecopy first began contracting with members in 1986, the locations were primarily hotels offering attended FaxMail services to the public. Members now include hotels, airports, colleges, universities, and primarily private airline clubrooms. Hotelecopy offers attended and self-service location membership agreements.

ATTENDED MEMBER LOCATIONS

Attended Member locations use their employees to collect FaxMail fees directly from the public, and then on a monthly arrears basis pay either a percentage of those receipts to Hotelecopy or a fixed monthly fee.

While most original attended Member locations elected to pay Hotelecopy a percentage of receipts, most new and renewed attended Member locations elected to pay Hotelecopy on a fixed monthly fee.

Hotelecopy's revenues from attended Member locations have declined. Hotelecopy attributes the decline in revenues from attended Member locations primarily to maturation of the public fax marketplace, and expiration and non-renewal of the attended Member locations. Revenues were higher in previous years from attended locations primarily because of supply and demand factors (supply of public fax machines, and non-public machines, was less extensive) prior to market maturation, and because Hotelecopy had more locations, which it has since lost due to non-renewals. Hotelecopy's revenues from its attended Member locations continue to decline and this will materially adversely affect revenues. Because of these factors, and the lack of funds to market this service, Hotelecopy now directs it limited sales efforts towards self-service Member locations.

SELF-SERVICE MEMBER LOCATIONS

Self-Service Member locations provide FaxMail services directly to the Public, with FaxMail usage fees paid directly from the customer to Hotelecopy by major credit card. Hotelecopy electronically collects self-service FaxMail usage receipts on a daily basis and pays the self-service Member location a commission based on those usage revenues.

When the self-service FaxMailer terminal is Company owned, Hotelecopy earns a higher percentage of the FaxMail usage fees when compared to its attended location Membership Agreements. Self-service receipts are collected simultaneous with the sale compared to attended receipts being collected on a monthly arrears basis.

SUPPLIERS

Hotelecopy's equipment used at its Member locations consists principally of products sold by AT&T and Ricoh. Hotelecopy's self-service units integrate certain designed components, which are manufactured by others and are readily available from any one of many suppliers. Hotelecopy believes its present suppliers can adequately meet Hotelecopy's needs for the near future.

CYCLICALITY OF THE INDUSTRY

Hotelecopy's revenues are derived primarily from business travelers. Consequently, during periods of lessened business travel, such as holiday seasons, Hotelecopy's revenues decline.

ECONOMIC DEPENDENCE

Each Member location contracts with Hotelecopy for FaxMail services. The majority of Hotelecopy's attended Member location agreements are for single locations. Hotelecopy does have master contracts for some multiple self-service Member locations, has an agreement with United that expires in August 1999, and an annually renewable agreement Alaska Airlines, to offer self-service FaxMailers in all of their private membership airport clubrooms nationwide. Although Hotelecopy is not dependent upon a single customer, the loss of any individual master contract could have a material adverse effect on continuing operations.

GOVERNMENT REGULATION

At the present time, there is no price regulation for Hotelelcopy's services. There can be no assurance that charges for fax and other electronic business services provided by Hotelecopy will not be regulated in the future.

SETTLEMENT OF CERTAIN CLAIMS AGAINST HOTELECOPY

During 1989, the United States Postal Service (USPS) and Hotelecopy entered into a joint venture agreement to provide self-service fax terminals in 265 postal lobbies. Hotelecopy filed two lawsuits against the USPS alleging default in its contracts and wrongful termination. On November 3, 1992, the Court issued an adverse decision to Hotelecopy by dismissing Hotelecopy's complaints and ordered that the United States Postal Service recover $88,400 on its counterclaim from Hotelecopy. Hotelecopy settled this claim for $25,000 in March 1999.

In November 1998, Hotelecopy settled for $10,000 an outstanding claim of Chrysler Capital Corporation against it.

COMPETITION

Hotelecopy also competes with alternative methods of document transmission, principally overnight mail services such as Federal Express, United Parcel Service and Express Mail by the United States Postal Service, internet fax services and electronic main (E-Mail). Additionally, any business can purchase a facsimile machine and provide fax service to the public without being a Member location of Hotelecopy.

In general, the market for public fax and information services is highly competitive. Hotelecopy believes that the principal competitive factors in this market include product features, ease of operation, product reliability, initial investment costs, price and customer support services. Hotelecopy believes that its continued operations will, in large part, be dependent on its ability to respond to competitive pressures and technological changes by enhancing existing products and marketing new products developed by it or others.

Hotelecopy competes with respect to its products and services with both large established concerns and smaller companies that are developing and offering or which may develop and offer competing products and services as well as E-Mail, increased emphasis on the Internet, and Internet faxes. Many of these competitors have financial resources far greater than those of Hotelecopy. The intense competition in the market has adversely affected Hotelecopy as Hotelecopy has limited financial ability to invest in new equipment, or to support a marketing and sales effort.

EMPLOYEES

As of May 31, 1999, Hotelecopy had one full time employee.

EXECUTIVE OFFICERS OF THE COMPANY

See the information contained in Part III, Item 9, which is incorporated herein by reference.

RECENT DEVELOPMENTS

On March 26, 1999, the Company entered into an Agreement and Plan of Merger providing for the merger of Edd Helms, Incorporated, a privately held Florida corporation (EHI), with and into the Company (Merger). EHI engages in the business of providing electrical and air conditioning services to residential and business customers, primarily in Miami-Dade, Broward and southern Palm Beach Counties, Florida, and is controlled by persons who are shareholders, officers and directors of the Company. The proposed Merger is subject to the approval of the Company's shareholders. If the shareholders approve the Merger, and the Merger is effected, the Company will be the surviving corporation and will change its name to "Edd Helms Group, Inc." The Company expects to call a meeting of its shareholders, sometime in the foreseeable future, to vote on the Merger, the name change, and a proposal to increase the number of shares of the Company's authorized common stock. On April 1, 1999, the Company filed a preliminary proxy statement with the United States Securities and Exchange Commission, in connection with its anticipated solicitation of shareholder proxies for this meeting. The Company filed amendments to its preliminary proxy statement on May 14, and June 18, 1999. The Company's proxy statement is not yet definitive, and the Company is not now soliciting, and will not solicit, any shareholder proxies until it is able to deliver a definitive proxy statement to its shareholders. The Company can make no assurances that the Merger will be approved or effected.

ITEM 2. DESCRIPTION OF PROPERTY.

Hotelecopy presently leases approximately 2,000 square feet for its headquarters in Miami, Florida, which is used for office space, pursuant to a lease expiring in May of 2000, at a total cost annually of approximately $26,400. The property is owned by a partnership of which Carol Helms, the wife of Hotelecopy's President and a Director of the Corporation, and W. Edd Helms, Jr., President of the Company, are the sole owners. Hotelecopy believes that these facilities are sufficient to accommodate the Hotelecopy's needs. Hotelecopy believes the rent to be reasonable and competitive in price with rent for similar facilities in the area. (See Part III, Item 12).

ITEM 3. LEGAL PROCEEDINGS.

During 1989, the United States Postal Service (USPS) and Hotelecopy entered into a joint venture agreement to provide self-service fax terminals in 265 postal lobbies. Hotelecopy filed two lawsuits against the USPS alleging default in its contracts and wrongful termination. On November 3, 1992, the Court issued an adverse decision to Hotelecopy by dismissing Hotelecopy's complaints and ordered the United States Postal Service recover $88,400 on its counterclaim from Hotelecopy. Hotelecopy settled this claim for $25,000 in March of 1999. The Company is from time to time involved in routine litigation incidental to its business. In the opinion of the Company's management based in part on advice from counsel, none of the routine actions will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the year ending May 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Hotelecopy's common stock was traded on the over-the-counter market on the National Association of Securities Dealers, Inc., under the NASDAQ symbol "FAXMC" through December 1, 1992. On December 2, 1992, Hotelecopy's stock was delisted from the NASDAQ Small-Cap Market. Effective December 2, 1992, Hotelecopy's common stock was traded on the OTC Bulletin Board under the symbol FAXM. Consequently, there is currently no established public trading market for Hotelecopy's common stock. In order to obtain bid quotations for Hotelecopy's common stock, it is necessary to contact certain broker/dealers, if any, which make a market in the Hotelecopy common stock. Hotelecopy is not aware of any broker/dealers.

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask prices for the common stock from June 1997 through May 31, 1999. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions and do not represent actual transactions. In both years 1998 and fiscal 1999, there was little trading in the Hotelecopy common stock and Hotelecopy was unable to ascertain any bid quotations or any actual prices paid for the Hotelecopy common stock in any specific transactions. Consequently, Hotelecopy is not able to state with any certainty the range of bid and ask quotations for fiscal 1999.

                                                   Year Ended        Year Ended
                                                   May 31,1999      May 31, 1998
                                                   High    Low      High     Low
                                                   -----------      ------------
          First Quarter                            No Trading      .0125   .0125
          Second Quarter                           No Trading        No Trading
          Third Quarter                            No Trading        No Trading
          Fourth Quarter                           No Trading        No Trading

On May 31, 1999, there were approximately 440 holders of record of Hotelecopy's common stock. This number does not include any adjustment for stockholders owning Hotelecopy's common Stock in "Street" name.

Hotelecopy has not paid dividends since its inception, does not anticipate paying any dividends in the foreseeable future and intends to retain earnings, if any, to provide funds for general corporate purposes and the expansion of Hotelecopy's business. Florida law restricts the payment of dividends for corporations with a deficiency in assets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS

MAY 31, 1999 COMPARED TO MAY 31, 1998

REVENUES

Revenues declined approximately 29% for the fiscal year ended May 31, 1999, compared to the fiscal year ended May 31, 1998. The decline in revenues is attributable to the loss of an exclusive agreement with a major airline carrier. The Company does not have the revenues to support a marketing and sales effort to further expand its services.

COST OF REVENUES

These costs declined approximately 30% in the year ended May 31, 1999, as compared to the prior fiscal year end. The decline in costs can be attributed to the loss of a major airline carrier and the reduction in expenses that were incurred to support the airline. There also was a general reduction in overall costs attributed more efficient use of equipment.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

These costs decreased approximately 14% for the fiscal year ended May 31, 1999, compared to the fiscal year ended May 31, 1998. The Company reduced its personnel to one person the beginning of the fourth quarter, has no part-time marketing or sales employees and there are no executive salaries paid.

OCCUPANCY COSTS

Occupancy costs declined approximately 55% for the fiscal year ended May 31, 1999, compared to the prior year. This significant reduction is attributed to a discontinuance of an accrual for storage fees and warehousing.

OTHER SELLING AND ADMINISTRATIVE

For the fiscal year ended May 31, 1999, as compared to the fiscal year ended May 31, 1998, these expenses increased approximately 22%.

Other salary and administrative expenses overall decreased for the current fiscal year, however, the increase in expenses is attributed to the settlement of outstanding obligations and the professional fees related to the merger with a related company.

EFFECTS OF INFLATION

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the three years ended May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Hotelecopy had a working capital deficit of approximately $121,000 and a ratio of current assets to current liabilities of approximately .15 to 1 at May 31, 1999. This compares with the May 31, 1998, working capital deficit of approximately 166,000 and a ratio of current assets to current liabilities of
 .22 to 1. Hotelecopy has a negative net worth and cash flow that is not sufficient to cover its greatly reduced overhead. On November 5, 1993, a final judgment was issued and a judgment was entered against Hotelecopy by the United States Postal Service in the amount of $88,400. In the later part of February 1999, Hotelecopy entered into an agreement with the United States Postal Service and paid $25,000 to settle this claim.

For the year ended May 31, 1999, the Company's liquidity decreased by $15,000 as cash decreased to $8,900 as compared to an increase in cash of $3,000 for the year ended May 31, 1998. The decrease in cash reserves for the year ended May 31, 1999, was attributable to the payments made to liquidate the old outstanding debt, particularly the payment to the United States Postal Service.

Hotelecopy's financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

Hotelecopy's inability to meet its liquidity needs raises substantial doubt about Hotelecopy's ability to continue as a going concern. Hotelecopy has continued to reduce its total operating expenses, however, revenues continue to decline. Hotelecopy's limited cash flow does not allow Hotelecopy to invest in new equipment or to support a marketing and sales effort for the self-service FaxMailer.

Hotelecopy has limited liquidity on a short-term basis and, absent additional funding, will have limited liquidity on a long-term basis. Cash currently on hand and expected to be generated by operations during the fiscal year ended May 31, 2000, is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. The Company's negative cash flow from operations should approximate about $2,000 per month. Continued operation of Hotelecopy in the normal course of business is dependent on Hotelecopy's ability to obtain adequate funding of ongoing operations from external or internal sources. On April 1, 1999, Hotelecopy filed a preliminary proxy with the Securities and Exchange Commission in connection with an anticipated solicitation of its shareholders' proxies to approve an agreement and plan of merger with a related company, EHI, which is more fully described in the notes to the financial statements and in the text of this Annual Report Form 10-KSB. See "Description of Business - Recent Developments."

The Company believes that the carrying value of the assets and liabilities on the balance sheet at May 31, 1999, approximates their liquidation values, therefore, no adjustment to carrying values has been made.

Hotelecopy's plan to resolve its financial difficulties has been to pursue the acquisition of an operating entity. Unrelated third party merger candidates have not been sought because EHI presented itself as a suitable partner, and management believed that a merger could be effected with EHI at significantly less expense than with an outside candidate, due primarily to the expectation that legal, accounting, and administrative expenses associated with the merger would be less than they would be in a transaction with a third party requiring extensive due diligence, negotiation, structuring, drafting, etc. However, even if the EHI merger were not consummated, a merger with an operating business would still be the primary solution that management has for Hotelecopy's financial difficulties. There is no assurance that Hotelecopy would be able to find a suitable acquisition candidate if the merger of EHI is not consummated, and in such case, Hotelecopy would continue to operate its business, relying on reducing expenses, extensions of credit and its own operating revenues, as it has in the past. However, there is no assurance that Hotelecopy will be able to reduce expenses, obtain credit and generate operating revenue sufficient to enable Hotelecopy to continue as a going concern. Should Hotelecopy be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy Hotelecopy's outstanding obligations.

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

COST OF REVENUES

Cost of revenues declined approximately 32% in fiscal May 1998, as compared to the prior fiscal year. The decline in these costs can be attributed to the reduction of expenses to maintain telephone lines resulting from the loss of a major customer.

OCCUPANCY COSTS

Occupancy costs decreased approximately 15% compared to the prior fiscal year primarily attributable to discontinuance of an accrual for storage fees.

OTHER SELLING AND ADMINISTRATIVE

There was a slight increase in other selling and administrative expenses (approximately 4%) compared to the prior fiscal year. There were some one-time, unusual, office equipment repairs, an increase in office supplies and an increase in general insurance expense.

EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT

In May of 1998, the Company reviewed all the liabilities it had provided for in prior years. The Company has determined, pursuant to the Florida Statute of Limitations, Section 95.11 of the Florida Statues, which certain liabilities appear to be time barred, and accordingly, have been written-off.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately ($166,000) and a ratio of current assets to current liabilities of approximately .22 to 1 at May 31, 1998. This compares with a May 31, 1997, working capital deficit of ($2,278,000) and a ratio of current assets to current liabilities of .02 to 1.

Working capital deficit decreased as a direct result of the write-off of old outstanding debts that expired due to the Florida Statute of Limitations.

Early in November 1992, the Company received an adverse decision in its litigation against the United State Postal Service (United States Claims Court Case Nos. 91-963C and 91-964C). The Court dismissed the Company's complaints and ordered that the United States Postal Service recover $88,400 on its counterclaim against the Company. On March 10, 1993, the Company filed its Appeal in the United States Court of Appeals for the Federal Circuit, and on August 17, 1993, the Court of Appeals affirmed the decision of the lower court. On August 31, 1993, the Company petitioned the United States Court of Appeals for the Federal Circuit for a rehearing and suggestion for rehearing in banc. On October 29, 1993, the petition for rehearing was denied and the suggestion for rehearing in banc was declined. On November 5, 1993, a final judgment was issued a judgment was entered against the Company in the amount of $88,400. The Company does not have the funds to satisfy this judgment.

The Company was in default with its creditors and in July 1992, suspended all payments to these creditors due to cash flow restraints. The Company did not have the funds to repay these creditors. To date, the Company has been able to rely on its current creditors and suppliers to extend sufficient credit. No assurances can be given that these suppliers and creditors will continue to extend sufficient credit and cooperate with the Company to maintain its present level of operations. The Company's financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, because of the inability to pay its creditors, such realization of assets and liquidation of liabilities are subject to significant uncertainty.

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

The Company has limited liquidity on a short-term basis and, absent additional funding, will have limited liquidity on a long-term basis. At the present, the Company does not have any additional sources of liquidity, such as bank or credit lines. Cash currently on hand and expected to be generated by operations during the fiscal year ending May 31, 1999, are not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources.

If the Company is unable to obtain financing or equity capital, the ability of the Company to continue as a going concern will be in doubt. Should the Company be unable to continue as a going concern the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for the Company in fiscal 1999, but is not expected to have a significant effect on the Company's present financial statement disclosures.

In addition, in June 1997 the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In general, SFAS 131 requires financial information to be reported on the basis that is used internally for evaluating performance and deciding how to allocate resources. Adoption of SFAS 131 in fiscal 1999 is not expected to result in significant changes to the operating activities presently disclosed.

IMPACT OF THE YEAR 2000 ON THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS

The Company's products are not impacted by the year 2000 issue since the Company only provides facsimile services.

The Company's business systems; consisting of accounting systems (accounts receivable, accounts payable, general ledger) are not year 2000 compliant. To comply with the year 2000 issue, the Company has plans to replace the existing business system with one used by the company in which it has agreed to merge.

The current systems implementation plan has a planning buffer of 7 months. The Company can continue to operate on the existing system through December 31, 1999. At that time, it is believed the business systems would not function in their intended manner. The Company feels that the buffer period of 6 months is sufficient to address unplanned issues and/or greater complexity with respect to the Company in the event the merger is not approved.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company (with an index listing all such statements) in response to this item begin at page F-1 in a separate financial section at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years covered by this report, the Company did not have a change in or a disagreement with its accountants. The Company appointed Dohan and Company as its auditors in 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and executive officers of the Company are as follows:

Director
Name                 Since         Age     Position
----                 -----         ---     --------
W. Edd Helms, Jr.*   1985           53     Chairman of the Board of
                                           Directors, President and
                                           Chief Executive Officer
L. Wade Helms        1986           42     Executive Vice President and
                                           Director
Carol Helms          1985           50     Secretary and Director
Philip H. Kabot       N/A           64     Vice President Finance/Chief
                                           Financial Officer
* Designates Member of the audit and compensation committees of the Board of Directors.

W. Edd Helms, Jr. is the Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and has served in these capacities since the inception of the Company in 1985. Mr. Helms is also the Secretary/Treasurer and a Director of Edd Helms, Incorporated ("EHI") and a Secretary/Treasurer of its subsidiaries, a heavy industrial electrical contracting, air conditioning and service organization. In February 1989, W. Edd Helms, Jr. resigned as President and Chairman of EHI in order to devote a majority of his time to the affairs of the Company. He had served as President and Chairman of EHI since 1975. In January of 1994, Mr. Helms significantly reduced the time he devoted to the Company, devoting more time to EHI. W. Edd Helms, Jr. is the brother of L. Wade Helms and the husband of Carol Helms.

L. Wade Helms has served in the capacity of Executive Vice President and a Director of the Company since February 1986. From 1983 to 1986, he was the Chief Financial Officer and Vice President of EHI and served as a Director of that company from 1984 until 1990. From 1982 to 1986, he served as Property Manager of National Industrial Park, and as General Manager of Helms Leasing, both of which were partnerships controlled by W. Edd Helms, Jr. and Carol Helms, his wife. In January of 1994, Mr. Helms reduced his time spent with the Company, reassociating himself with EHI.

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


Annual Compensation                                               Long Term Compensation
                                                                  ----------------------------------------------
                                                                  Awards                         Payouts
----------------------------------------------------------------------------------------------------------------
(a)                     (b)      (c)     (d)      (e)           (f)             (g)       (h)      (i)
Name                                              Other          Restricted
and                                               Annual         Stock          Options/  LTIP      All Other
Principal                                         Compensation   Award(s)       SARs      Payouts   Compensation
Position               Year    Salary   Bonus(A)  ($)            ($)            (#)       ($)       ($)
---------              ----    ------   --------  ------------   ----------     --------  -------  -------------
W. Edd Helms, Jr.      1999   $0
President & Chief      1998   $0
Executive Officer      1997   $15,605

L. Wade Helms          1999   $0
Executive              1998   $0
Vice-President         1997   $16,773

Philip Kabot           1999   $0
Vice President of      1998   $0
Finance & Chief        1997   $0
Financial Officer


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

The Compensation Committee is authorized to interpret the ISOP and to select the employees who will receive options under the ISOP. The Compensation Committee also determines, within the parameters established by law, the time at which, and the number of shares for which, an option may be granted and the period in which the option may be exercised. The Compensation Committee's determinations are based on, among other things, the value of the services rendered by the employee. The option price for the purchase of the Company's Common Stock pursuant to an incentive stock option is the average of the closing bid and ask quotation for the Common Stock on NASDAQ on the date of grant, except that the grant to W. Edd Helms, Jr. has an exercise price of 110% of that average price. These options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant (five years for greater than 10% shareholders). Stock options are granted with an exercise price at least equal to the fair market value at the date of grant. Options to purchase 34,923 shares of Common Stock at $6.50 per share were granted. During the year ended May 31, 1991, options to purchase 21,846 shares expired. On September 9, 1991, options to purchase 46,000 shares of Common Stock were granted. Of these 46,000 options to purchase shares of Common Stock, 34,000 are at $1.10 per share, and 12,000 are at $1.21. 5,000 of these options expired on July 19, 1992, 2,500 expired during fiscal 1994, and 12,000 expired in fiscal 1997. In November 1991, an additional 4,000 options under a non-qualified stock plan were issued to the then non-employee directors. As of July 6, 1999, the following table shows all of the options granted to and presently outstanding and the amount of options exercised:


% of Grant               Options            Exercise          Options           Expiration
for The Year                                Granted           Price             Exercised             Date
------------            --------            -------           -----             ---------             ----
L. Wade Helms              100%              13,077             6.50              None            January 9, 2000
L. Wade Helms               24%              12,000             1.10              None          September 9, 2001
Philip Kabot                24%              12,000             1.10              None          September 9, 2001
Robert Schuler               5%               2,500             1.10              None          September 9, 2001
Non Employee Directors       8%               4,000(1)           .875             None           November 4, 2001

(1) Includes 1,000 options granted to Carol Helms

As of July 6, 1999, the following table shows all of the options granted to and the amount of options exercised by executive officers of the Company:

                                             Options           Options
                                             Granted          Exercised
                                             -------          ---------
L. Wade Helms                                 25,077               None
Carol Helms                                    1,000               None
Philip Kabot                                  12,000               None

There are no employment agreements with any officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At the close of business on May 31, 1999, Hotelecopy had outstanding 1,933,318 shares of Hotelecopy common stock, each of which entitles the holder to one vote. Voting is not cumulative.

The following table sets forth, as of July 6,1999, information with respect to
(a) any person known to Hotelecopy to be the beneficial owner of five percent or more of the outstanding shares of Hotelecopy common stock, (b) each Director and certain executive officers of Hotelecopy, and (c) all Directors and executive officers as a group.

For the purpose of computing the percentage of the shares of Hotelecopy common stock owned by each person or group listed in this table, any shares not outstanding which are subject to options or warrants exercisable within 60 days have been deemed to be outstanding for the purpose of computing the percentage of the shares of Hotelecopy common stock owned by any other person. Except as otherwise indicated below, each of the persons named below is believed by Hotelecopy to possess sole voting and investment power with respect to the shares of Hotelecopy common stock beneficially owned by such person.

                                   Amt. Of Beneficially
Name                                Owned Common Stock                  Percent
----                                ------------------                  -------
W. Edd Helms, Jr.                       850,567 (1)                      44.0%
L. Wade Helms                             2,147 (2)                        **
Carol Helms                                  -- (3)                        **
All Officers and Directors              852,714 (1) (5)                  44.1%
----------
** Less than 1%

   (1) Includes 10,890 shares owned by his daughters, 2,500 shares owned beneficially with his wife and 204,800 shares which were previously owned by EHI, and which were transferred on April 30, 1998 from EHI to W.Edd Helms, Jr.
   (2) L. Wade Helms shares voting and investment power of 887 shares with his wife, Vicki, and has sole voting and investment power with respect to 1,260 shares. Does not include an Incentive Stock Option to purchase 25,077 shares of Hotelecopy common stock or interests beneficially owned post-merger through participation in EHI's ESOP.
   (3) Carol Helms, a Director of Hotelecopy, is the wife of W. Edd Helms, Jr., and the mother of two daughters who own 10,890 shares of Hotelecopy common stock. She disclaims any interest in the shares beneficially owned by her husband and her daughters. Does not include an option to purchase 1,000 shares of Hotelecopy common stock.
   (4) The address of W. Edd Helms, Jr., L. Wade Helms and Carol Helms is
       17850 N.E. 5th Avenue, Miami, Florida 33162.
   (5) See notes (1) through (3) for details with respect to the three current directors and officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company leases its Miami, Florida office and warehouse facilities from a partnership owned by W. Edd Helms, Jr. and Carol Helms. Rent expense paid to this partnership was approximately $26,400 and $61,900 for the years ended May 31, 1999, and 1998, respectively.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed with, and as a part of, this Annual Report on Form 10-KSB:

     1. Consolidated Financial Statements

For complete list of the Financial Statements filed with this Annual Report on Form 10-KSB, see the Index to Financial Statements.

     2. Exhibits required to be filed by Item 601 of Regulation S-K. No Form 8-K was filed during the year.


REG. S-K ITEM
NO.                DOCUMENT                          LOCATION IN THIS REPORT OR INCORPORATED BY REFERENCE TO PRIOR FILING
-------------      --------                          --------------------------------------------------------------------
      3.0        Articles of Incorporation           Exhibit 3.0 of S-18 Registration Statement #33-30649A which became effective on
                                                     September 28, 1989

      3.1        By-Laws                             Exhibit 3.1 of S-18 Registration Statement #33-30649A which became effective on
                                                     September 28, 1989

     10.0        Hoteleticket Acquisition Agreement  Exhibit 10.0 of S-18 Registration Statement #33-30649A which became effective on September 28, 1989

     10.1        AT&T Lease Financing Agreement      Exhibit 10.1 of S-18 Registration Statement #33-30649A which became effective on September 28, 1989

     10.2        Lease for Premises                  Exhibit 10.2 of S-18 Registration Statement #33-30649A which became effective on September 28, 1989

     10.3        Incentive Stock Option Plan         Exhibit 10.3 of S-18 Registration Statement #33-30649A which became effective
                                                     September 28, 1989

     10.4        System One Agreement                Exhibit 10.4 of S-18 Registration Statement #33-30649A which became effective on September 28, 1989

     10.5        Trademark Registration              Exhibit 10.5 of S-18 Registration Statement #33-30649A which became effective
                 No. 1421460                         on September 28, 1989

     10.6        Trademark Registration              Exhibit 10.6 of S-18 Registration Statement #33-30649A which became effective
                 No. 1449098                         on September 28, 1989

     10.7        Trademark Registration              Exhibit 10.7 of S-18 Registration Statement #33-30649A which became effective
                 No. 1458720                         on September 28, 1989

     10.8        Contract with United States         Exhibit 10.8 of S-18 Registration Statement #33-30649A which became effective
                 Postal Service                      on September 28, 1989

     10.9        Contract with Federal Express       Exhibit 10.9 of S-18 Registration Statement #33-30649A which became effective
                 Corporation                         on September 28, 1989

     10.10       Lease for premises                  Filed as Exhibit 10.10 to May 31, 1990 Form 10-K

     10.11       Lease for premises                  Filed as Exhibit 10.11 to May 31, 1990 Form 10-K

     10.12       Lease for Premises                  Filed as Exhibit 10.12 to May 31, 1990 Form 10-K

     10.13       Contract with United States         Filed as Exhibit 10.13 to May 31, 1990 Form 10-K
                 Postal Service (other than the
                 N.E. Region)

    10.14       Contract with TouchFax
                Information Systems, Inc.            Filed as Exhibit 10.14 to May 31, 1990 Form 10-K

     10.15      Contract with MCI                    Filed as Exhibit 10.15 to May 31, 1990 Form 10-K
                Telecommunications Corporation

     10.16      Contract with MCI
                Telecommunications Corporation       Filed as Exhibit 10.16 to May 31, 1990 Form 10-K

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

     10.24      Extinguishment of debt               Filed as Exhibit 10.24 to February 29, 1992 10Q

     10.24       A) Termination Agreement            Filed as Exhibit 10.24A to February 29, 1992 10Q

     10.24       B) Bill of Sale                     Filed as Exhibit 10.24B to February 29, 1992 10Q

     10.24       C) Stock Option                     Filed as Exhibit 10.24C to February 29, 1992 10Q

     10.25       Opinion of the Court-Motion for     Filed as Exhibit 10.25 to June 5, 1992 8K
                 Summary Judgment

     10.26       Opinion of the Court in the         Filed as Exhibit 10.26 to November 6, 1992 8K
                 United States Claims Court Case
                 Nos. 91-963C and 91-964C,
                 Hotelecopy, Inc. (Plaintiff) vs.
                 The United States, (Defendant)

     10.27       NASDAQ Hearing Review Opinion       Filed as Exhibit 10.27 to December 2, 1992 8K

     10.28       Opinion of the United States        Filed as Exhibit 10.28 to August 19, 1993 Form 8K
                 Court of Appeals in the Federal
                 Circuit

     10.29       Order of the United States Court    Filed as Exhibit 10.29 to November 3, 1993 Form 8K
                 of Appeals for the Federal Circuit

     22.1        Hoteleticket, Inc., a Florida       Exhibit 22.1 of S-18 Registration Statement #33-30649A which became effective
                 Corporation                         on September 28, 1989

     22.2        FaxMail, Inc., a Florida            Exhibit 22.2 of S-18 Registration Statement #33-30649A which became effective
                 Corporation (inactive)              on September 28, 1989

     22.3        Hotelefax, Inc., a Florida          Exhibit 22.3 of S-18 Registration Statement #33-30649A which became effective
                 Corporation (inactive)              on September 28, 1989

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

                                HOTELECOPY, INC.
                                   Registrant

By:   /s/ W. Edd Helms, Jr.
   --------------------------
W. Edd Helms, Jr.
Chairman of the Board, President,
Chief Executive Officer
(Principal Executive Officer)

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ W. Edd Helms, Jr.
   --------------------------
W. Edd Helms, Jr., Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)
Date:  July 6, 1999

By: /s/ L. Wade Helms
   --------------------------
Wade Helms, Executive Vice President, Director
(Principal Executive Officer)
Date:  July 6, 1999

By: /s/ Carol Helms
   --------------------------
Carol Helms, Secretary and Director
Date:  July 6, 1999

By: /s/ Philip H. Kabot
   --------------------------
Philip Kabot, Vice President of Finance, Chief Financial Officer
(Principal Accounting Officer)
Date:  July 6, 1999

                                 C O N T E N T S

                                                                            Page
                                                                            ----
INDEPENDENT AUDITOR'S REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statements of Cash Flows                                     F-4

   Consolidated Statements of Deficiency in Assets Attributable to
     Common Stock                                                            F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-6 to F-10

Dohan and Company                                 7700 North Kendall Drive, #204
Certified Public Accountants                          Miami, Florida  33156-7564
A Professional                                        Telephone:  (305) 274-1366
Association                                           Facsimile:  (305) 274-1368


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Hotelecopy, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Hotelecopy, Inc. and subsidiary as of May 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and deficiency in assets attributable to common stock for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hotelecopy, Inc. and subsidiary as of May 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                       /s/ Dohan and Company, PA, CPA's

Miami, Florida
July  2, 1999


Member:
Florida Institute of Certified Public Accountants American Institute of Certified Public Accounts - Private Companies and SEC Practice Sections SC International - Offices in Principal Cities World-Wide


HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MAY 31,                                                     1999            1998
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                            $     8,890      $    23,934
 Restricted cash - certificate of deposit                  10,000           10,000
 Accounts receivable, less allowance for
     doubtful accounts of $500                              2,011            3,966
 Inventory                                                     --            2,855
 Other                                                        539            5,856
                                                      -----------      -----------
     Total current assets                                  21,440           46,611

PROPERTY AND EQUIPMENT                                         --               --

DEPOSITS                                                    2,265            2,565
                                                      -----------      -----------
     TOTAL ASSETS                                     $    23,705      $    49,176
                                                      -----------      -----------

LIABILITIES AND DEFICIENCY IN ASSETS ATTRIBUTABLE TO COMMON STOCK

CURRENT LIABILITIES
 Accounts payable                                     $    51,529               --
 Judgment payable                                              --           88,400
 Due to affiliate                                          76,042               --
 Accrued liabilities                                       14,709          124,528
                                                      -----------      -----------
     Total current liabilities                            142,280          212,928
                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTES 3, 6, 8, 9 10 AND 11)

DEFICIENCY IN ASSETS ATTRIBUTABLE TO COMMON STOCK
Common stock, $.01 par value, 10,000,000 shares
    authorized; 1,933,318 shares issued and
    outstanding                                            19,333           19,333
Additional paid-in capital                              6,213,341        6,213,341
Accumulated deficit                                    (6,351,249)      (6,396,426)
                                                      -----------      -----------
     Total deficiency in assets attributable to
       common stock                                      (118,575)        (163,752)
                                                      -----------      -----------

     TOTAL LIABILITIES AND DEFICIENCY IN ASSETS
         ATTRIBUTABLE TO COMMON STOCK                 $    23,705      $    49,176
                                                      -----------      -----------

See the accompanying notes to the consolidated financial statements.


HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31,                                 1999             1998
-------------------------------------------------------------------------------------
REVENUES                                                $   307,584      $   434,306
                                                        -----------      -----------
COSTS AND EXPENSES
   Cost of revenues                                         151,941          216,900
   Payroll, payroll taxes and related benefits               84,081           97,796
   Occupancy costs                                           28,116           61,984
   Other selling and administrative                         131,669          107,616
                                                        -----------      -----------
        Total costs and expenses                          395,807            484,296
                                                        -----------      -----------

Loss before extraordinary items                             (88,223)         (49,990)
                                                        -----------      -----------

EXTRAORDINARY ITEMS
Gain on extinguishment of debt, net of
   income taxes of $48,024 and $778,235                      85,376        1,383,529
Tax benefit from utilization of net
   operating loss carryforwards                              48,024          778,235
                                                        -----------      -----------
         Total extraordinary items                          133,400        2,161,764
                                                        -----------      -----------

NET INCOME                                              $    45,177      $ 2,111,774
                                                        -----------      -----------

PER SHARE OF COMMON STOCK (BASIC AND DILUTED)
   Loss per common share before extraordinary items     $     (0.05)     $     (0.03)
   Extraordinary items                                         0.07             1.12
                                                        -----------      -----------
NET INCOME PER COMMON SHARE                             $      0.02      $      1.09
                                                        -----------      -----------
WEIGHTED AVERAGE SHARES OUTSTANDING
(BASIC AND DILUTED)                                       1,933,318        1,933,318
                                                        -----------      -----------


See the accompanying notes to the consolidated financial statements.


HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31,                                             1999           1998
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                        $    45,177      $ 2,111,774

Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Provision for bad debts                                                 --           (7,200)
   Extinguishment of debt                                            (133,400)      (2,161,764)
Changes in operating assets and liabilities:
   Decrease in accounts receivable                                      1,955            8,905
   Decrease in inventory                                                2,855           12,945
   Decrease (Increase) in other current assets                          5,617           (1,423)
   Increase in accounts payable                                        51,529           42,613
   Decrease in judgment payable                                       (25,000)              --
   Decrease in accrued liabilities, other than extinguishment         (39,819)          (2,911)
                                                                  -----------      -----------

   NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                   (91,086)           2,939
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Due to Affiliate, Borrowings                                       125,178               --
   Due to Affiliate, Repayments                                       (49,136)              --
                                                                  -----------      -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                           76,042               --
                                                                  -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (15,044)           2,939

CASH AND CASH EQUIVALENTS, BEGINNING                                   23,934           20,995
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, ENDING                                 $     8,890      $    23,934
                                                                  -----------      -----------


See the accompanying notes to the consolidated financial statements.


HOTELECOPY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS ATTRIBUTABLE TO COMMON STOCK
FOR THE YEARS ENDED MAY 31, 1998 AND MAY 31, 1997
                                                                           Additional
                                   Common Stock             Paid-in        Accumulated
                             Shares             Amount       Capital         Deficit          Total
                           ---------------------------     ----------     ------------    ------------
BALANCE, MAY 31, 1997       1,933,318     $    19,333     $ 6,213,341     $(8,508,200)     $(2,275,526)
NET INCOME                                                                  2,111,774        2,111,774
                            ---------     -----------     -----------     -----------      -----------
BALANCE, MAY 31, 1998       1,933,318          19,333       6,213,341      (6,396,426)        (163,752)
NET INCOME                                                                     45,177           45,177
                            ---------     -----------     -----------     -----------      -----------
BALANCE, MAY 31, 1999       1,933,318     $    19,333     $ 6,213,341     $(6,351,249)     $  (118,575)
                            ---------     -----------     -----------     -----------      -----------


See the accompanying notes to the consolidated financial statements.

HOTELECOPY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 1999 AND 1998

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY Hotelecopy, Inc. (the "Company") is a Florida corporation formed in July 1985, primarily to provide a worldwide facsimile transmission network with facsimile equipment located in various commercial and public locations throughout the United States and other countries.

BASIS OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiary, Hoteleticket, Inc. ("Hoteleticket"). Hoteleticket is a Florida corporation formed in 1988 to provide airline and other travel reservation services through automated ticket printers. Hoteleticket has discontinued its operating activities, however, it complies with relevant regulatory authorities, and its only expenses are those that are required in order to comply with those authorities. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

REVENUE RECOGNITION The Company recognizes its facsimile transmission usage revenue on the date of the transmission. Membership revenues are recognized ratably over the respective terms of the members' contracts.

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS No. 109), "Accounting for Income Taxes". Current and deferred taxes are allocated to members of the consolidated group by applying SFAS No. 109 to each member as if it were a separate taxpayer.

PROPERTY AND EQUIPMENT Property and equipment, consisting of furnishings and facsimile equipment is stated at cost, less accumulated depreciation, while equipment not yet placed in service is carried at cost. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

INVENTORIES Inventories consists principally of supplies, components and accessories, and are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost and net realizable value to determine market.

ADVERTISING Advertising costs are expensed as incurred.

RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred.

CONCENTRATIONS OF CREDIT RISK The Company places equipment in airport, hotels and other public places and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Certain usage is also billed immediately to the sender's credit card account. Exposure to losses on receivables is principally dependent on the financial condition of each customer. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

NET INCOME PER COMMON SHARE Effective December 31, 1997, the Company adopted the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share". Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. For the Company, diluted EPS does not include the effect of potential stock option exercises that would have an anti-dilutive effect; therefore, EPS amounts for all periods reflect the provisions of SFAS No. 128.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

In June 1997, the FASB also issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items of a material nature that would require segment disclosure.

RECLASSIFICATIONS Certain items in the prior year financial statements have been reclassified to conform to the current year's presentation.

2.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at May 31:
                                             1999          1998
                                             ----          ----
Facsimile equipment                        $361,665     $449,645
Office and other equipment                   46,821       46,821
                                            408,486      496,466
Less accumulated depreciation               408,486      496,466
                                           --------     --------
Property and equipment, net book value     $     -      $      -
                                           --------     --------

3.   RELATED PARTY TRANSACTIONS AND COMMITMENT

The Company and its subsidiary leased their operating facilities from a Partnership controlled by its President pursuant to a non-cancelable lease expiring May of 2000. Future minimum payments remaining on this non-cancelable operating lease are $26,400 for the next year. Rent expense was approximately $26,400 and $61,900 for the years ended May 31, 1999 and 1998.

The Company is affiliated with various other entities through common ownership and control with its President who is also a shareholder.

4.   INCENTIVE STOCK OPTION PLAN

On May 31, 1989, the Company's Board of Directors adopted its 1989 Incentive Stock Option Plan (ISOP) in order to attract, retain and motivate employees who contribute materially to the success of the Company. Employees of the Company and its subsidiary are covered by the ISOP. Under the terms of the ISOP, the Company is authorized to grant incentive stock options to purchase up to an aggregate of 100,800 shares of its common stock. The option price under the ISOP will be the fair market value of the common stock at the date of grant or if granted to individuals who own 10% or more of the Company's common stock at 110% of fair market value. No option is exercisable after ten years from the date of grant (five years for holders of greater than 10% of the stock). The ISOP is administered by the Compensation Committee of the Company's Board of Directors. There was no activity during the year ended May 31, 1998, and May 31, 1999. At May 31, 1999, there are options to purchase 39,577 shares of common stock pursuant to ISOP grants.

5.   UNITED STATES POSTAL SERVICE (USPS) JUDGEMENT

During 1989, the Company entered into a joint venture agreement with the United States Postal Service (USPS) to provide self-service fax terminals in 265 postal lobbies. The Company filed two lawsuits against the USPS alleging default in its contracts and wrongful termination. On November 3, 1992, the Court issued an adverse decision to the Company by dismissing the Company's complaints and ordered that the United States Postal Service recover $88,400 on its counterclaim from the Company. The Company settled this claim for $25,000 in March 1999.

6.   EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT

In May of 1998, the Company reviewed its liabilities, especially those in default, to determine if debts it had incurred in prior years were subject to the Florida Statute of Limitations, Section 95.11 of the Florida Statute. As part of that review, the Company also contacted its two largest creditors, one of which responded that the debt had been charged-off. In summary, that statute provides that where there is no collection activity within a five-year period, the creditor is barred from further collection. The statute further provides that any action contemplated or action on a judgment decree of any court, not of record, of the State of Florida or any court of the United States, any other state or territory in the United States shall be commenced within five (5) years.

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

Accordingly, the Company has written-off all debts, as extinguished, that fall within the parameters of the statute and has accrued a liability for potential litigation or settlement in the event its write-offs are legally challenged. The Company had accrued $60,000 for costs associated with the United States Postal Service judgment as well as $10,000 for the settlement with a creditor. Both of these accruals were liquidated as a result of the settlements and are shown as extinguishment of debt in these financial statements.

7.   INCOME TAXES

The Company and its subsidiary file consolidated income tax returns. For the year ended May 31, 1999, the Company generated for U.S. income tax purposes a net operating loss carryforward of approximately $88,200, and reduced the loss carryforward by approximately $133,400 resulting from the gain on extinguishment of debt.

At May 31, 1999, the Company had net operating loss carryforwards of approximately $3,847,500 for income tax purposes, of which:

    $  636,100 expires in the year ending 2007
    $1,536,300 expires in the year ending 2008
    $  776,700 expires in the year ending 2009
    $  199,800 expires in the year ending 2010
    $  525,200 expires in the year ending 2011
    $  173,400 expires between 2012 and 2019

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

The Company may be required to file income tax returns in some states in which it has facsimile equipment. Because of its liquidity problems, the Company has been unable to fund the cost of such filings, however, Management believes that due to the recurring losses experienced no substantial penalties will be incurred if, and when, the Company is financially able to file these overdue returns.

8.   OPERATING AND ECONOMIC CONDITIONS AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations (before extinguishment of debt); consequently, there is a deficiency in assets attributable to common stock of $118,575 at May 31, 1999, as well as a working capital deficiency. Furthermore, liquidity conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. Consequently, the Company has incurred losses before extraordinary items of $88,223 and $49,990 for the years ending May 31, 1999 and 1998, respectively. Cash currently on hand and expected to be generated by operations during fiscal 1999 is not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operation of the Company in the normal course of business is dependent on the Company's ability to obtain adequate funding of ongoing operations from external or internal sources. This condition, together with the Company's recurring losses from operations and net capital deficiency, raise substantial doubt about its ability to continue as a going concern. Should the Company be unable to continue as a going concern, the liquidation value of its assets will not be sufficient to satisfy the Company's outstanding obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, the Company has used substantial working capital in its operations. As of May 31, 1999, current liabilities exceed current assets by $120,840. Cash provided (used) by operations of the Company for the years ended May 31, 1999 and 1998, amounted to ($15,044), and $2,939, respectively. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Management's plan for dealing with the conditions described above is pursuing the acquisition of an operating entity. This prospective acquisition and changes in the Company's business may significantly affect the Company's deficiency in assets.

9.   SIGNIFICANT CUSTOMERS

One customer comprised 85% of the total May 31, 1999, sales of the Company. Two customers comprised approximately 71% of the total May 31, 1998 sales (27% and 44%).

10. YEAR 2000

The year 2000 issue results in certain computer systems and software applications that use only two digits (rather than four), to define the applicable year. Consequently, such systems and applications may recognize a date of a"00" as the year 1900, instead of the intended year 2000, which could directly result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process customers' transactions, order supplies or engage in similar normal business activities. Hotelecopy has conducted an initial assessment of its computer system and software applications and Hotelecopy believes that its facsimile terminals will be 2000 compliant. Hotelecopy is communicating with key suppliers, financial institutions and customers during fiscal 1999 to identify and coordinate the resolution of any year 2000 issues that might arise from these constituencies. Based on its initial assessment, Hotelecopy believes the cost of addressing the year 2000 issue will not have a material impact on Hotelecopy's financial position or results of operations if not addressed and corrected.

The Company's business systems; consisting of accounting systems (accounts receivable, accounts payable, general ledger) are not year 2000 compliant. To comply with the year 2000 issue, the Company has plans to replace the existing business system with one used by the company in which it has agreed to merge.

11. SUBSEQUENT EVENTS

In early July 1999, the Company received verbal approval concerning a preliminary proxy statement filed with the Securities and Exchange Commission in connection with an anticipated solicitation of its shareholders' proxies to approve an agreement and plan of merger with a related company, Edd Helms, Incorporated, a Florida corporation (EHI) pursuant an Agreement and Plan of Merger, dated as of March 26, 1999, between the Company and EHI, whereby EHI will be merged with and into the Company. The shareholders of EHI each will receive 2178.6363 shares of the Company's common stock in exchange for each outstanding share of EHI's common stock owned by them. The proxy statement also provides for the consideration and vote upon the change of the Company's name to Edd Helms Group, Inc. as well as consideration and vote upon an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of its common stock, par value $.01 per share, to 20,000,000 shares.

                                 EXHIBIT INDEX


EXHIBIT                     DESCRIPTION
-------                     ------------

  27             Financial Data Schedule