Form 10QSB
period 1999-08-31
EDD HELMS GROUP INC
filed 1999-10-13
CIK 854883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended: August 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission file number: 0-17978

                              EDD HELMS GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

             Florida                                                 59-2605868
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

17850 N.E. 5th Avenue, Miami, Florida                                33162-1008
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:                   (305) 653-2520

                                HOTELECOPY, INC.
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

12,673,995 shares of Common Stock, par value $.01 per share, were outstanding at October 12, 1999.

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX
                                                                           PAGE
Part I-Financial Information
Item 1-Condensed Consolidated Financial Statements (unaudited)
         Condensed Consolidated Balance Sheet - August 31, 1999 (unaudited) 1 Condensed Consolidated Statements of Income - Three Months ended
         August 31, 1999 and 1998 (unaudited)                                2
         Condensed  Consolidated  Statements  of Cash Flows - Three Months
           ended August 31, 1999 and 1998 (unaudited)                        3
         Notes to Condensed Consolidated Financial Statements                5
Item 2-Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           6

Part II-Other Information
Item 2 -Changes in Securities and Use of Proceeds                            7
Item 4 -Submission of matters to a Vote of Securities Holders                7
Item 5 -Other Information                                                    8
Item 6 -Exhibits and reports on Form 8-K                                     8

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - AUGUST 31, 1999 (UNAUDITED)

 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                                      $       310,657
 Restricted cash-certificate of deposit                                  10,000
 Accounts receivable, less allowance for doubtful accounts
          of $ 51,966                                                 1,028,198
 Due from employees                                                      15,063
 Costs and estimated earnings in excess
         of billings on uncompleted contracts                           164,042
 Inventories                                                            554,916
 Prepaid expenses                                                       124,307
 ------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                 2,207,183
 ------------------------------------------------------------------------------
 PROPERTY AND EQUIPMENT, NET                                            658,959
 ------------------------------------------------------------------------------
 OTHER ASSETS
 Excess of cost over net assets of businesses acquired (Net)            247,365
 Other                                                                    8,949
 ------------------------------------------------------------------------------
 TOTAL OTHER ASSETS                                                     256,314
 ------------------------------------------------------------------------------

 TOTAL ASSETS                                                      $  3,122,456
 ==============================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Current maturities of long-term debt                              $    219,611
 Accounts payable                                                       349,222
 Customer deposits                                                      113,799
 Accrued liabilities                                                    347,870
 Deferred revenue                                                        13,403
 Billings in excess of costs and estimated earnings
  on uncompleted contracts                                              129,573
 ------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                            1,173,478

 LONG-TERM DEBT                                                         262,074
 ------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                    1,435,552
 ------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
 Common stock; $.01 par value; 20,000,000 shares authorized,
         12,673,995 issued and outstanding                              126,740
 Additional paid-in capital                                             198,601
 Retained earnings                                                    1,361,563
 ------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                           1,686,904
 ------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,122,456
 ==============================================================================
  See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS ENDED AUGUST 31,
 1999 AND 1998 (UNAUDITED)
                                                              1999        1998
                                                        ----------- -----------
 REVENUES EARNED                                        $ 2,621,249 $ 2,375,651
 COST OF REVENUES EARNED                                  1,814,358   1,686,712
 ------------------------------------------------------------------------------
 GROSS PROFIT                                               806,891     688,939
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               622,217     629,444
 ------------------------------------------------------------------------------
 INCOME FROM OPERATIONS                                     184,674      59,495
 ------------------------------------------------------------------------------
 INTEREST AND INVESTMENT ACTIVITIES
 Interest income                                              3,485       6,065
 Interest expense                                            (5,789)     (4,474)
 ------------------------------------------------------------------------------
   TOTAL INTEREST AND INVESTMENT ACTIVITIES                  (2,304)      1,591
 ------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                                 182,370      61,086
 ------------------------------------------------------------------------------
 INCOME TAXES
 Provision for federal and state income taxes               (56,535)    (20,769)
 Tax benefit from utilization of net operating
         loss carryforward                                   56,375           -
 ------------------------------------------------------------------------------
   INCOME TAXES                                                (160)    (20,769)
 ------------------------------------------------------------------------------
 NET INCOME                                             $   182,210 $    40,317
 ==============================================================================
 PER SHARE OF COMMON STOCK (BASIC AND DILUTED)          $       .01 $         -
 ==============================================================================
 *WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC
      AND DILUTED)                                       12,673,995  12,673,995
 * Outstanding shares were retroactively restated to reflect the merger
===============================================================================
  See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED AUGUST 31,
  1999 AND 1998(UNAUDITED)

For the three Months Ended August 31,                           1999      1998
                                                             -------- ---------
 RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                   $182,210 $ 40,317
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization                                  49,379   34,017
 Changes in assets (increase) decrease:
 Accounts receivable                                           (95,306) (52,335)
 Costs and estimated earnings in excess
   of billings on uncompleted contracts                         11,417    5,607)
 Inventories                                                   (26,425)       -
 Prepaid expenses and other current assets                     (61,965) (93,224)
 Other assets                                                   (5,260)   3,970
 Changes in liabilities increase (decrease):
 Accounts payable                                              (44,382)  22,466
 Customer deposits                                              57,707
 Accrued liabilities                                            (2,316)   7,315
 Income taxes payable                                                -   20,769
 Deferred revenues                                               8,808        -
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                           (12,669) (73,201)
 ------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             61,198  (95,513)
 ------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                           (126,624) (33,220)
 ------------------------------------------------------------------------------
   NET CASH USED BY INVESTING ACTIVITIES                      (126,624) (33,220)
 ------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes                               133,443   24,606
 Advances to affiliate                                             506        -
 Principal payments on long-term debt and notes payable        (70,600) (31,889)
 Cash received for stock in merger                               5,601        -
 ------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             68,950   (7,283)
 ------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            3,524 (136,016)
 CASH AND CASH EQUIVALENTS - BEGINNING                         307,133  447,072
 ------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS - ENDING                           $310,657 $311,056
 ==============================================================================
 See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED AUGUST 31, 1999 AND 1998(UNAUDITED)(CONTINUED)

Supplemental disclosures of non-cash investing and financing transactions:

Interest paid                                    $       5,789            4,474
Interest received                                        3,485            6,065
Issuance of note payable in connection with
  purchases of property and equipment                  133,443           24,606
Issuance of common stock in connection with
  merger:
Certificate of deposit                                 (10,000)
Accounts receivable                                       (824)
Deferred tax asset                                    (179,176)
Deposits                                                (2,265)
Other assets                                              (539)
Goodwill                                              (178,622)
Assumption of liabilities                               69,334
Intercompany account                                    50,125


See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Effective July 30, 1999, the shareholders of Hotelecopy approved an agreement and plan of merger by and between Hotelecopy, Inc. and Edd Helms, Incorporated whereby Edd Helms, Incorporated was merged with and into Hotelecopy, and Hotelecopy's name was changed to Edd Helms Group, Inc.

2.       RECLASSIFICATION

Certain amounts recorded in the three months ended August 31, 1998, have been reclassified to conform to the current period presentation.

3.       BUSINESS COMBINATION

On July 8, 1999, Hotelecopy filed a proxy in connection with an anticipated solicitation of its shareholders' proxies to approve an agreement and plan of merger with Edd Helms, Incorporated, a Florida corporation ("EHI"). The merger was accounted for as a reverse acquisition purchase, as if EHI had acquired Hotelecopy. The shareholders of EHI each received 2178.6363 shares of Hotelecopy's common stock in exchange for each outstanding share of EHI's common stock they owned. The proxy statement also provided for the consideration and vote upon the change of Hotelecopy's name to Edd Helms Group, Inc. as well as consideration and vote upon an amendment to Hotelecopy's Articles of Incorporation to increase the number of authorized shares of its common stock, par value $.01 per share, to 20,000,000 shares.

The shareholders' meeting was held on July 30, 1999 and all proposals were approved.

The consolidated condensed financial statements reflect Hotelecopy's activity from the effective date of the reverse acquisition only, and the activities of EHI for all prior periods concerned.

4.       AMORTIZATION

Goodwill representing the acquisition of a communication business acquired during the fiscal year ended May 31, 1999, is being amortized over 15 years using the straight-line method. Goodwill resulting from the merger is being amortized over 5 years using the straight-line method.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.       NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

Certain  statements in this Form 10-QSB,  including  information set forth under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Edd Helms Group, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

REVENUES EARNED

Revenues for the three months ended August 31, 1999, as compared to the three months ended August 31, 1998, increased by approximately 10%. The increase is a result of a general increase of business, in particularly service work. We have an ongoing aggressive advertising campaign and believe these increases are primarily due to our advertising campaign.

COST OF REVENUES EARNED

Costs of revenues increased approximately 7% for the three months ended August 31, 1999, as compared to the same period in 1998. Even though there was an increase in costs, attributable to the increase in revenues, the gross profit for the period increased slightly compared to the same period in 1998. We have made a concerted effort to monitor our purchasing which has a direct effect on our gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased insignificantly in the three months ended August 31, 1999, as compared to the same period in 1998. Most of the selling, general and administrative expenses remained the same or varied slightly. Some expenses increased, some decreased, but there were no significant fluctuations as compared to the same period in 1998.

NET INCOME

Net income increased significantly in the three-month period ended August 31, 1999, as compared to the three-month period ended August 31, 1998. This increase is a result of an increase in revenues earned by the merged company and the tax benefit from the utilization of net operating loss carryforwards of the merged company.

LIQUIDITY AND CAPITAL RESOURCES

Edd Helms Group, Inc. had working capital of approximately $1,030,000 and a ratio of current assets to current liabilities of approximately 1.9 to 1 at August 31, 1999. This compares with the August 31, 1998 working capital of approximately $720,000 and a ratio of current assets to current liabilities of
1.6 to 1. During the quarter cash balances increased slightly. Accounts receivable increased by approximately $95,000. Accounts payable decreased by approximately $45,000 and customer deposits increased by approximately $57,000.

Cash was used to purchase additional vehicles in the continuing upgrade of our fleet of service vehicles. Offsetting this cash utilization was approximately $133,000 of proceeds from the issuance of notes, offset by the prepayment of notes of approximately $70,000.

Historically, prior to the merger, Edd Helms, Inc. has financed its operation and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, inventory and supplies used in the operation of the business.

We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures for property and equipment in the year ahead. We also have a $250,000 credit line that we have not currently used.

PRESENTATION
The condensed consolidated financial statements reflect Hotelecopy's activity from the effective date of the reverse acquisition and the activities of Edd Helms, Inc. for the three months ended August 31, 1999 (See Note 3).

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the quarter, and as a result of the merger between Hotelecopy and Edd Helms, Incorporated (EHI) each outstanding share of EHI common stock was converted into 2,178.6363 shares of Hotelecopy common stock effective August 2, 1999. A total of 10,740,677 shares of common stock were issued to three shareholders. All such shares were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each shareholder has agreed not to further distribute the shares and all stock certificates bear an investment legend to such effect. Hotelecopy's authorized common stock was increased to 20,000,000 shares. The information with respect to Change in Securities is incorporated herein by reference to the proxy statement dated July 8, 1999.

Item 4.  Submission of Matters to a Vote of Securities Holders

A special meeting of shareholders of Hotelecopy, Inc was held on July 30, 1999 approving the following:

1. The Agreement and Plan of Merger, dated as of March 26, 1999 between Hotelecopy and Edd Helms, Incorporated, a Florida corporation ("EHI"), whereby EHI was merged with and into Hotelecopy. The shareholders of EHI each received 2,178.6363 shares of Hotelecopy's common stock in exchange for each outstanding share of EHI's common stock owned by them (the merger). The proposal was adopted by a vote of 1,716,670 for 1,700 against and 100 abstaining.

2. The change of the name of Hotelecopy, Inc. to Edd Helms Group, Inc. The proposal was adopted by a vote of 1,716,670 for 1,700 against and 100 abstaining.

3. An amendment to Hotelecopy's Articles of Incorporation increasing the number of authorized shares of common stock, par value $.01 per share to 20,000,000 shares. The proposal was adopted by a vote of 1,715,170 for 2,200 against and 1,100 abstaining.

The information with respect to a Submission of Matters to a Vote of Security Holders is incorporated herein by reference to the proxy statement dated July 8, 1999.

Item 5.  Other Information

A proxy was filed on July 8, 1999, for a special meeting of shareholders to be held on July 30, 1999:

1. To consider and vote upon the Agreement and Plan of Merger dated as of March 26, 1999, between Hotelecopy and Edd Helms, Incorporated, a Florida Corporation ("EHI"), whereby EHI would be merged with and into Hotelecopy. The shareholders of EHI each received 2,178.6363 shares of Hotelecopy's common stock in exchange for each outstanding share of EHI's common stock owned by them (the merger).

2. To consider and vote upon the change of Hotelecopy's name to Edd Helms Group, Inc

3. To consider and vote upon an amendment to Hotelecopy's Articles of Incorporation to increase the number of authorized shares of its common stock, par value $.01 per share, to 20,000,000 shares.

4. To transact such other business as may properly come before the Special Meeting. At that special shareholder meeting of July 30, 1999, the Registrant's shareholders approved all of the above.

The proxy filed on July 8, 1999, is incorporated herein by reference.

Item 6. Exhibits and reports on Form 8-K
(a)      Exhibits - Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K -
On August 3, 1999, the Company filed a current report on Form 8-K, which disclosed the following:

         Item 1. Changes in Control of Registrant

(a)  Effective  July 30,  1999,  the  Shareholders  of  Registrant  approved  an
Agreement and Plan of Merger by and between Registrant and Edd Helms Incorporated, a Florida corporation ("EHI"), whereby Helms was merged with and into Registrant. As a result of the merger, W. Edd Helms, Jr., who owned 44% of the issued and outstanding common stock of Registrant prior to the merger now owns, as a result of the merger, approximately 83% of Registrant's issued and outstanding common stock. W. Edd Helms, Jr. was Chairman of the Board, President and Chief Executive Officer of Registrant prior to the merger and remains so subsequent to the merger.

         Item 2. Acquisition or Disposition of Assets

The principles followed in determining the consideration to be received in the Merger was based on the relative values of the two companies, and included consideration of factors such as book value of Hotelecopy's and Edd Helms Incorporated's shares, the value of Edd Helms Incorporated's business as a going concern, the value that Hotelecopy might receive were it to sell itself as a shell corporation to an unrelated third party, the benefits of the Merger to Edd Helms Incorporated and its shareholders by providing a market for Edd Helms Incorporated's shareholders' shares in the merged companies and a more visible public presence for Edd Helms Incorporated's business. The Merger consideration is not the result of arms' length bargaining between Hotelecopy and Edd Helms Incorporated, nor was the opinion of any financial advisor sought.

No funds were obtained from any third party, including any bank, for the transaction. All funds required were provided by Edd Helms Incorporated, as the Registrant had no funds available for such purpose. The business of both the Registrant and Edd Helms Incorporated are intended to be continued subsequent to the merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDD HELMS GROUP, INC.

October 13, 1999    /s/  W. Edd Helms, Jr.
  DATE              W. EDD HELMS, JR.
                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

                    /s/  Philip H. Kabot
                    PHILIP H. KABOT
                    CHIEF FINANCIAL OFFICER