Form 10QSB/A
period 1999-08-31
EDD HELMS GROUP INC
filed 1999-10-19
CIK 854883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

This amendment to the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended August 31, 1999, is filed to add exhibits for the Plan of Merger and an amendment to the Company's By-Laws and Articles of Incorporation.

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB/A

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

NET INCOME

Net income increased significantly in the three-month period ended August 31, 1999, as compared to the three-month period ended August 31, 1998. This increase is a result of an increase in revenues earned by the merged company and the tax benefit from the utilization of net operating loss carryforwards of the merged company. LIQUIDITY AND CAPITAL RESOURCES

Edd Helms Group, Inc. had working capital of approximately $1,030,000 and a ratio of current assets to current liabilities of approximately 1.9 to 1 at August 31, 1999. This compares with the August 31, 1998 working capital of approximately $720,000 and a ratio of current assets to current liabilities of
1.6 to 1. During the quarter cash balances increased slightly. Accounts receivable increased by approximately $95,000. Accounts payable decreased by approximately $45,000 and customer deposits increased by approximately $57,000.

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

Item 6. Exhibits and reports on Form 8-K
(a)      Exhibits - Exhibit 2 -  ARTICLES OF MERGER
                    Exhibit 3 -  ARTICLES OF AMENDMENT ARTICLES OF INCORPORATION
                    Exhibit 27 - Financial Data Schedule

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