Form 10QSB
period 1999-11-30
EDD HELMS GROUP INC
filed 2000-01-13
CIK 854883

|-------------------------|
                      UNITED STATES                  |       OMB               |
              SECURITIES AND EXCHANGE COMMISSION     |     APPROVAL            |
                  Washington, D.C. 20549             |OMB Number:3235-0416     |
                                                     |Expires:  May 31, 2000   |
                                  FORM 10-QSB        |Estimated average burden |
                                                     |hours per response:9708.0|
(Mark One)                                           |-------------------------|
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES ACT OF
    1934
                               For the quarterly period ended: November 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                               For the transition period from ______ to ______.

                               Commission file number: 0-17978

                              Edd Helms Group, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Florida                                               59-2605868
------------------------------                             -------------------
State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

                17850 N.E. 5th Avenue, Miami, Florida 33162-1008
                ------------------------------------------------
                    (Address of principal executive offices)

                              (305) 653-2520
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                       NA
--------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   12,654,500 at January 10, 2000

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX
                                                                            PAGE
Part I-Financial Information
Item 1-Condensed Consolidated Financial Statements (unaudited)
         Condensed Consolidated Balance Sheet - November 30, 1999 (unaudited) 1 Condensed Consolidated Statements of Income - Three and Six Months
         Ended November 30, 1999 and 1998 (unaudited) ......................   2
         Condensed Consolidated Statements of Cash Flows - Six Months ended
         November 30, 1999 and 1998 (unaudited) ............................   3
         Notes to Condensed Consolidated Financial Statements ..............   5
Item 2-Management's Discussion and Analysis or Plan of Operation ...........   6
Part II-Other Information
Item 5 -Other Information ..................................................   7
Item 6 -Exhibits and reports on Form 8-K ...................................   7

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - NOVEMBER 30, 1999 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................   $  177,797
Restricted cash - certificate of deposit ..........................       10,000
Accounts receivable, less allowance for doubtful accounts
         of $ 49,924 ..............................................    1,300,125
Due from employees ................................................       18,842
Costs and estimated earnings in excess
         of billings on uncompleted contracts .....................      275,385
Inventories .......................................................      559,409
Prepaid expenses ..................................................      125,631
                                                                      ----------
TOTAL CURRENT ASSETS ..............................................    2,467,189
                                                                      ----------
PROPERTY AND EQUIPMENT, NET .......................................      700,658
                                                                      ----------
OTHER ASSETS
Excess of cost over net assets of businesses acquired (Net) .......      237,309
Other .............................................................        8,455
                                                                      ----------
TOTAL OTHER ASSETS ................................................      245,764
                                                                      ----------

TOTAL ASSETS ......................................................   $3,413,611
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt ..............................   $  369,824
Accounts payable ..................................................      559,382
Customer deposits .................................................      164,540
Accrued liabilities ...............................................      261,085
Deferred revenue ..................................................        6,436
Billings in excess of costs and estimated
         earnings on uncompleted contracts ........................      201,871
                                                                      ----------
TOTAL CURRENT LIABILITIES .........................................    1,563,138

LONG-TERM DEBT ....................................................      260,486
                                                                      ----------
TOTAL LIABILITIES .................................................    1,823,624
                                                                      ----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000 shares authorized,
         12,654,500 issued and outstanding ........................      126,545
Additional paid-in capital ........................................      186,625
Retained earnings .................................................    1,276,817
                                                                      ----------
TOTAL STOCKHOLDERS' EQUITY ........................................    1,589,987
                                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $3,413,611
                                                                      ==========
 See accompanying notes

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE AND
   SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998 (UNAUDITED)

                                      Three Months Ended    Six Months Ended
                                         November 30,         November 30,
                                      1999      1998         1999      1998
                                  ---------- ----------- ---------- ----------
REVENUES EARNED ..................$2,817,811 $2,350,836  $5,439,060 $4,726,487
COST OF REVENUES EARNED .......... 2,180,030  1,716,359   3,994,388  3,403,071
                                   -------------------------------------------
GROSS PROFIT ....................    637,781    634,477   1,444,672  1,323,416
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ........  721,007    452,629   1,343,224  1,082,072
                                   -------------------------------------------
 INCOME (LOSS) FROM OPERATIONS ...   (83,226)   181,848     101,448    241,344
                                   -------------------------------------------
 INTEREST AND INVESTMENT ACTIVITIES
 Interest income .................     5,239      2,744       8,724      8,809
 Interest expense ................    (6,760)    (3,837)    (12,549)    (8,311)
                                   -------------------------------------------
TOTAL INTEREST AND INVESTMENT
         ACTIVITIES ..............    (1,521)    (1,093)     (3,825)       498
                                   -------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES    (84,747)   180,755      97,623    241,842
                                   -------------------------------------------
INCOME TAXES
 Provision for federal and state
   income taxes ..................    34,153    (61,457)    (22,382)   (82,226)
Tax benefit from utilization of net
   operating loss carryforward ...   (34,153)       -        22,222        -
                                   -------------------------------------------
INCOME TAXES .....................       -      (61,457)   (    160)   (82,226)
                                   -------------------------------------------
 NET INCOME (LOSS)................$  (84,747)  $119,298 $    97,463 $  159,616
                                   ===========================================
 PER SHARE OF COMMON STOCK
   (BASIC AND DILUTED) ...........$     (.01)   $   .01 $       .01 $      .01
                                   ===========================================
 *WEIGHTED AVERAGE SHARES
   OUTSTANDING
   (BASIC AND DILUTED)             12,669,798 10,740,677  11,563,093 10,740,677
                                   ============================================
 * Outstanding shares were retroactively restated to reflect the merger
===============================================================================
  See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
   SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998(UNAUDITED)
                                                       For the Six Months Ended
                                                              November 30,
                                                            1999         1998
                                                         ---------    ---------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income ...........................................     $97,463     $159,616
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization ........................     111,463       71,113
Stock repurchase .....................................     ( 4,658)         -
Changes in assets (increase) decrease:
Accounts receivable ..................................    (367,232)     150,339
Due from affiliate ...................................          -       (28,089)
Other receivables ....................................      (9,037)      (2,948)
Costs and estimated earnings in excess
of billings on uncompleted contracts .................     (99,926)    (205,221)
Inventories ..........................................     (30,918)     (51,346)
Prepaid expenses and other current assets ............     (62,155)    (106,582)
Other assets .........................................          -         1,806

Changes in liabilities increase (decrease):
Accounts payable .....................................     165,731       (1,455)
Customer deposits ....................................     108,448          -
Accrued liabilities ..................................     (96,568)     (11,367)
Income taxes payable .................................        (160)      82,226
Deferred revenues ....................................       1,841        8,517
Billings in excess of costs and estimated
earnings on uncompleted contracts ....................      59,629      (81,150)
                                                         ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES ................    (126,079)    ( 14,541)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ...................    (220,372)    (120,717)
                                                         ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ................    (220,372)    (120,717)
                                                          --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable...............     193,257       71,481
Principal payments on long-term debt and notes payable    (131,746)     (67,380)
Proceeds from credit line ............................     150,000          -
Cash received for stock in merger ....................       5,604          -
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............     217,115        4,101
                                                         ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............    (129,336)    (131,157)

CASH AND CASH EQUIVALENTS - BEGINNING ................     307,133      447,072
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS - ENDING ...................    $177,797     $315,915
======================================================   =========    =========
See accompanying notes

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998(UNAUDITED)(CONTINUED)

Supplemental disclosures of non-cash investing and financing transactions:

Interest paid .......................................     $12,549     $   8,778
Interest received ...................................       5,552         8,312
Issuance of note payable in connection with purchases
   of property and equipment ........................     133,443        24,606
Issuance of common stock in connection with merger:
Certificate of deposit ..............................     (10,000)          -
Accounts receivable .................................        (824)          -
Deferred tax asset ..................................    (179,176)          -
Deposits ............................................      (2,265)          -
Other assets ........................................        (539)          -
Goodwill ............................................    (178,622)          -
Assumption of liabilities ...........................      69,334           -
Intercompany account ................................      50,125           -


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

Effective July 30, 1999, the shareholders of Hotelecopy approved an agreement and plan of merger by and between Hotelecopy, Inc. and Edd Helms, Incorporated whereby Edd Helms, Incorporated was merged with and into Hotelecopy, and Hotelecopy's name was changed to Edd Helms Group, Inc. The trading symbol is now listed as EDDH, effective January 7, 2000.

2.       RECLASSIFICATION

Certain amounts recorded in the three and six months ended November 30, 1998, have been reclassified to conform to the current period presentation.

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

The shareholders' meeting was held on July 30, 1999, and all proposals were approved.

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

6.       COMMON STOCK

Treasury Stock. During this quarter the Company purchased 19,472.73 shares of its common stock for $4,658, pursuant to a commitment with its former employee stock ownership plan, at a valuation effective as of the last fiscal year-end.

7.      INCOME TAXES

The Company has a net operating loss carryforward of approximately $3,847,500 with expiration dates through 2019. The utilization of the carryforward is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under Item 2 - Management's Discussion and Analysis or Plan of Operation constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Edd Helms Group, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

REVENUES EARNED

Revenues for the six months ended November 30, 1999, as compared to the six months ended November 30, 1998, increased by approximately 15%. The increase is a result of a general increase of business, particularly service work, and the addition of business generated by our data communications operations. We have an ongoing aggressive advertising campaign and believe these increases are primarily due to our advertising campaign.

COST OF REVENUES EARNED

Costs of revenues increased approximately 17% for the six months ended November 30, 1999, as compared to the same period in 1998. There was an increase in costs, attributable to the increase in revenues, the gross profit for the period increased by approximately 9% as compared to the same period in 1998. This increase is a result of increased sales and containment of the costs in relation to those sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by 24% in the six months ended November 30, 1999, as compared to the same period in 1998. The Company attributes a portion of this increase to increased costs as a result of the addition of the data communications and of the Hotelecopy operations.

NET INCOME

Net income decreased by 39% during the six-month period ended November 30, 1999, as compared to the six-month period ended November 30, 1998. This decrease is principally the result of an increase in cost of revenues earned by the merged company.

LIQUIDITY AND CAPITAL RESOURCES

Edd Helms Group, Inc. had working capital of approximately $904,051 and a ratio of current assets to current liabilities of approximately 1.6 to 1 at November 30,1999. This compares with the November 30, 1998 working capital of approximately $973,250 and a ratio of current assets to current liabilities of
2.1 to 1. During the quarter cash balances increased by 43% while accounts receivable increased by approximately $272,000. Accounts payable increased by approximately $210,000 and customer deposits increased by approximately $51,000.

Historically, prior to the merger, Edd Helms, Inc. has financed its operations and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, inventory and supplies used in the operation of the business, plus financing of construction projects which have increased during this quarter.

We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures for property and equipment in the year ahead. We also have a $250,000 credit line of which $150,000 has been drawn.

PRESENTATION
The condensed consolidated financial statements reflect Hotelecopy's activity from the effective date of the reverse acquisition and the activities of Edd Helms, Inc. for the six months ended November 30, 1999 and 1998 (See Note 3).

PART II - OTHER INFORMATION

Item 5.  Other Information

Effective January 7, 2000, the trading symbol for Edd Helms Group, Inc. became "EDDH".

Item 6. Exhibits and reports on Form 8-K
(a)      Exhibits - Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       /s/ EDD HELMS GROUP, INC.
                                           ---------------------
                                                      Registrant


DATE: January 11, 2000                 /s/ W. Edd Helms, Jr.
                                           -----------------
                                           W. EDD HELMS, JR.
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER