Form 10QSB
period 2000-02-29
EDD HELMS GROUP INC
filed 2000-04-14
CIK 854883

|-------------------------|
                      UNITED STATES                  |       OMB               |
              SECURITIES AND EXCHANGE COMMISSION     |     APPROVAL            |
                  Washington, D.C. 20549             |OMB Number:3235-0416     |
                                                     |Expires:  May 31, 2000   |
                       FORM 10-QSB                   |Estimated average burden |
                                                     |hours per response:9708.0|
(Mark One)                                           |-------------------------|
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934
                               For the quarterly period ended: February 29, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,654,500 at April 10, 2000

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX
                                                                            PAGE
Part I-Financial Information
Item 1-Condensed Consolidated Financial Statements (unaudited)
         Condensed Consolidated Balance Sheet - February 29, 2000 (unaudited) 1 Condensed Consolidated Statements of Income - Three and nine Months
         Ended February 29, 2000 and February 28, 1998(unaudited)...........  2
         Condensed Consolidated Statements of Cash Flows - nine Months ended
         February 29, 2000 and February 28, 1998 (unaudited) ...............  3
         Notes to Condensed Consolidated Financial Statements ..............  5
Item 2-Management's Discussion and Analysis or Plan of Operation ...........  6
Part II-Other Information
Item 5 -Other Information ..................................................  7
Item 6 -Exhibits and reports on Form 8-K ...................................  7

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - FEBRUARY 29, 2000 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................................   $  199,095
Restricted cash - certificate of deposit...........................       10,000
Accounts receivable, less allowance for doubtful accounts
         of $ 49,502 ..............................................    1,248,483
Due from employees ................................................       12,796
Costs and estimated earnings in excess
         of billings on uncompleted contracts .....................      312,969
Inventories .......................................................      621,714
Refundable income taxes............................................       36,828
Prepaid expenses ..................................................       76,676
                                                                      ----------
TOTAL CURRENT ASSETS ..............................................    2,518,561
                                                                      ----------
PROPERTY AND EQUIPMENT, NET .......................................      761,835
                                                                      ----------
OTHER ASSETS
Excess of cost over net assets of businesses acquired (Net) .......      227,253
Other .............................................................       13,561
                                                                      ----------
TOTAL OTHER ASSETS ................................................      240,814
                                                                      ----------

TOTAL ASSETS ......................................................   $3,521,210
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt ..............................   $  341,415
Accounts payable ..................................................      419,618
Accrued liabilities ...............................................      199,813
Deferred revenue ..................................................        3,445
Billings in excess of costs and estimated
         earnings on uncompleted contracts ........................      442,429
                                                                      ----------
TOTAL CURRENT LIABILITIES .........................................    1,406,720

LONG-TERM DEBT ....................................................      260,485
                                                                      ----------
TOTAL LIABILITIES .................................................    1,667,205
                                                                      ----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 20,000,000 shares authorized,
         12,562,100 issued and outstanding ........................      125,621
Additional paid-in capital ........................................      183,854
Retained earnings .................................................    1,544,530
                                                                      ----------
TOTAL STOCKHOLDERS' EQUITY ........................................    1,854,005
                                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $3,521,210
                                                                      ==========
 See accompanying notes

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE AND
   NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (UNAUDITED)

                                     Three Months Ended     Nine Months Ended
                                   Last day of February  Last day of February
                                      2000        1999       2000       1999
                                  ---------- ----------- ---------- ----------
REVENUES EARNED ..................$3,179,713 $2,633,695  $8,618,773 $7,454,498
COST OF REVENUES EARNED .......... 2,174,636  1,614,722   6,169,024  4,635,786
                                   -------------------------------------------
GROSS PROFIT ....................  1,005,077  1,018,973   2,449,749  2,818,712
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ........  727,352    841,727   2,070,576  2,400,091
                                   -------------------------------------------
 INCOME (LOSS) FROM OPERATIONS ...   277,725    177,246     379,173    418,621
                                   -------------------------------------------
 INTEREST AND INVESTMENT ACTIVITIES
 Interest income .................       107      3,587       8,831     12,364
 Interest expense ................   (10,121)    (5,544)    (22,670)   (13,855)
                                   -------------------------------------------
TOTAL INTEREST AND INVESTMENT
         ACTIVITIES ..............   (10,014)    (1,957)    (13,839)    (1,491)
                                   -------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES    267,711    175,289     365,334    417,130
                                   -------------------------------------------
INCOME TAXES
 Provision for federal and state
   income taxes ..................       -          -       (22,382)      -
Tax benefit from utilization of net
   operating loss carryforward ...       -          -       (22,222)      -
                                   -------------------------------------------
INCOME TAXES .....................       -          -      (    160)      -
                                   -------------------------------------------
 NET INCOME (LOSS)................$  267,711  $ 175,289   $ 365,174 $  417,130
                                   ===========================================
 PER SHARE OF COMMON STOCK
   (BASIC AND DILUTED) ...........$      .03  $     .02   $     .03 $      .04
                                   ===========================================
 *WEIGHTED AVERAGE SHARES
   OUTSTANDING
   (BASIC AND DILUTED)             12,662,160 10,740,677 12,218,741 10,740,677
                                   ===========================================
 * Outstanding shares were retroactively restated to reflect the merger
==============================================================================
  See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
   NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 (UNAUDITED)

                                                       For the Nine Months Ended
                                                          Last day of February
                                                            2000         1999
                                                         ---------    ---------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income ...........................................    $365,174     $417,130
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization ........................     176,115      106,570
Changes in assets (increase) decrease:
Accounts receivable ..................................    (315,080)     (18,875)
Due from affiliate ...................................        -         (51,703)
Income taxes receivable...............................     (36,828)         -
Other receivables ....................................         -            -
Costs and estimated earnings in excess
of billings on uncompleted contracts .................    (137,510)    (117,788)
Inventories ..........................................     (93,223)     (30,327)
Prepaid expenses and other current assets ............     (11,908)     (59,224)
Other assets .........................................      (8,223)       8,695
Changes in liabilities increase (decrease):
Accounts payable .....................................      10,875       (7,105)
Customer deposits ....................................     (56,092)         -
Accrued liabilities ..................................    (142,750)     112,654
Income taxes payable .................................        (160)     (63,247)
Deferred revenues ....................................      (1,149)         -
Billings in excess of costs and estimated
earnings on uncompleted contracts ....................     300,187      (34,758)
                                                         ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES ................      49,428      262,022
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ...................    (336,126)    (264,314)
                                                         ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ................    (336,126)    (264,314)
                                                          --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable...............     343,257      190,019
Principal payments on long-term debt and notes payable    (160,198)     (81,974)
Cash received for stock in merger ....................       5,601          -
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............     188,660      108,045
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..    ( 98,038)     105,753

CASH AND CASH EQUIVALENTS - BEGINNING ................     307,133      447,072
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS - ENDING ...................    $209,095     $552,825
======================================================   =========    =========


Supplemental disclosures of non-cash investing and financing transactions:

Interest paid .......................................     $12,549     $   8,778
Interest received ...................................       5,552         8,312
Issuance of note payable in connection with purchases
   of property and equipment ........................     133,443        24,606
Issuance of common stock in connection with merger:
Certificate of deposit ..............................     (10,000)          -
Accounts receivable .................................        (824)          -
Deferred tax asset ..................................    (179,176)          -
Deposits ............................................      (2,265)          -
Other assets ........................................        (539)          -
Goodwill ............................................    (178,622)          -
Assumption of liabilities ...........................      69,334           -
Intercompany account ................................      50,125           -

======================================================   =========    =========
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 29, 2000 AND February 28, 1999 (Unaudited)

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

2. RECLASSIFICATION

Certain amounts recorded in the three and nine months ended February 28, 1999, have been reclassified to conform to the current period presentation.

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

6. COMMON STOCK

Treasury Stock. During this quarter, the Company purchased 92,393 shares of its common stock for $4,658, pursuant to a commitment with its former employee stock ownership plan, at a valuation effective as of the last fiscal year-end.

7. INCOME TAXES

The Company has a net operating loss carryforward of approximately $3,847,500 with expiration dates through 2019. The utilization of the carryforward is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

Item 2. Management's Discussion and Analysis or Plan of Operation.

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under Item 2 - Management's Discussion and Analysis or Plan of Operation constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Edd Helms Group, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

REVENUES EARNED

Revenues for the nine months ended February 29, 2000, as compared to the nine months ended February 28, 1999, increased by approximately 16%. The increase is a result of a general increase of business, particularly service work, and the addition of business generated by our data communications operations. We have an ongoing aggressive advertising campaign and believe these increases are due primarily to our advertising campaign.

COST OF REVENUES EARNED

Costs of revenues increased approximately 33% for the nine months ended February 29, 2000 as compared to the same period in 1999. Them was an increase in costs, attributable to the increase in revenues1 however, the gross profit for the period decreased by approximately 9% as compared to the same period in 1999. This increase is a result of a mom competitive marketplace with a portion of the Company's construction contract project. A higher percentage of the Company's work in new construction existed In the current year versus 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased by 14% in the nine months ended February 29, 2000, as compared to the same period in 1999. The Company attributes a portion of this decrease to management's reduction of legal and accounting expenses this year as opposed to those legal expenses required as the Company was registering for its merger between Hotelecopy, Inc. and the Edd Helms, Inc. companies.

NET INCOME

Net income decreased by 12% during the nine month period ending February 29, 2000 as compared to the nine month period ended February 28, 1999. This decrease is principally the result of an increase in the percentage of the Company's work directly in the construction arena which carried a lower markup percentage than service and retrofit work.

LIQUIDITY AND CAPITAL RESOURCES

Edd Helms Group, Inc. had working capital of approximately $1,111,800 and a ratio of current assets to current liabilities of approximately 1.8 to 1 at February 29, 2000. This compares with the February 28, 1999 working capital of approximately $939,092 and a ratio of current assets to current liabilities of
1.9 to 1. During the quarter cash balances increased by 12% while accounts receivable declined by approximately $51,600. Accounts payable decreased by approximately $140,000 and customer deposits decreased by approximately $164,500.

Historically, before the merger, Edd Helms, Inc. has financed its operations and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, inventory and supplies used in the operation of the business, plus carrying costs of our work in progress on construction contracts that have increased during this quarter.

We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures for property and equipment in the year ahead. We also have a $250,000 credit line of which $150,000 has been drawn.

PRESENTATION
The condensed consolidated financial statements reflect Hotelecopy's activity from the effective date of the reverse acquisition and the activities of Edd Helms, Inc. for the nine months ended February 29, 2000 and February 28, 1999 (See Note 3).

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

                                       /s/ EDD HELMS GROUP, INC.
                                           ---------------------
                                                      Registrant


DATE: April 10, 2000                   /s/ W. Edd Helms, Jr.
                                           -----------------
                                           W. EDD HELMS, JR.
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER