Form 10KSB
period 2000-05-31
EDD HELMS GROUP INC
filed 2000-10-11
CIK 854883

---------------------------
                                                           OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number:3235-0420
                                                     Expires: April 30,2003
                                                     Estimated average burden
                                                     hours per response: 294.00
                                                     ---------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
                                        For the fiscal year ended May 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                              For the transition period from________to________
                                                Commission file number 0-17978

                               EDD HELMS GROUP, INC.
                 (Name of small business issuer in its charter)

        Florida                                     59-2605868
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation)                             Identification No.)

17850 N.E. 5th Avenue, Miami, Florida                  33162-1008
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (800) 322-0530

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                               Name of each exchangeon which
         Title of each class                             registered
                  None                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $11,985,794.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of October 10, 2000 was $174,097.76 (2,176,222 shares at an average bid price of $.08 per share)

There were 12,654,500 shares outstanding of the issuer's common stock, $.01 par value, as of October 10, 2000.

                        EDD HELMS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                              PAGE
--------                                                            ----
  Item 1.      DESCRIPTION OF BUSINESS                                2
  Item 2.      DESCRIPTION OF PROPERTY                                6
  Item 3.      LEGAL PROCEEDINGS                                      6
  Item 4.      SUBMISSION OF MATTERS TO
                 A VOTE OF SECURITY HOLDERS                           6

PART II
--------
  Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS                                              6
  Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATION                                            6
  Item 7.      FINANCIAL STATEMENTS                                   9
  Item 8.      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                 23

PART III
--------
  Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                 OF THE EXCHANGE ACT                                 23
  Item 10.     EXECUTIVE COMPENSATION                                24
  Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT                                          24
  Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        25
  Item 13.     EXHIBITS AND REPORTS ON FORM 8-K                      25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

FORWARD-LOOKING INFORMATION

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which our customers participate; competition within our industry, including competition from much larger competitors; price increases or supply limitations for components purchased by us; and delays, reductions, or cancellations of orders previously placed with and by us. or cancellations of orders previously placed with and by us.

INTRODUCTION

We are in the business of providing electrical, data communications, cellular antenna and public facsimile services. Through the Edd Helms Air Conditioning, Inc., subsidiary, we install and service air conditioning and mechanical systems. We are located at 17850 NE 5th Ave, Miami, Florida 33162 and conduct business throughout Miami-Dade, Broward and southern Palm Beach counties.

RECENT HISTORY

We are a Florida corporation, organized in 1985. We were incorporated under the name of Hotelecopy, Inc. Effective August 2, 1999, Hotelecopy merged with Edd Helms, Incorporated, a Florida corporation, with Hotelecopy surviving and through the articles of merger amending its name to "Edd Helms Group, Inc." (this merger will be referred to as the "Merger" throughout this annual report). Our predecessor, Edd Helms, Incorporated, was a privately owned corporation that was incorporated in the State of Florida in 1975. Each director of Hotelecopy and Edd Helms, Incorporated recommended to their respective shareholders that the companies merge. The reasons to merge were so that the shareholders of Hotelecopy could benefit from the expected increase in revenue to be gained through the merger, while the shareholders of Edd Helms, Incorporated would benefit by merging their business operations into those of a company with publicly traded shares. The shareholders of Edd Helms, Incorporated approved the Merger on July 30, 1999. The shareholders of Hotelecopy also approved the Merger on July 30, 1999. Pursuant to the Plan and Agreement of Merger the shareholders of Edd Helms, Incorporated received 10,740,677 shares of Edd Helms Group, with each of the 4,930 issued and outstanding shares of the predecessor Edd Helms, Incorporated being converted into 2,178.6363 shares of Edd Helms Group. Mr. Edd Helms, Jr., our Chairman of the Board, President and Chief Executive Officer held 44% of the issued and outstanding shares of Hotelecopy and 89% of the issued and outstanding shares of Edd Helms, Incorporated prior to the Merger, and after the Merger he owns approximately 82.15% of the Edd Helms Group.

We presently have two subsidiaries. We are the sole shareholder of Hoteleticket, Inc., a Florida corporation, which was incorporated on March 7, 1988. Hoteleticket is a licensed travel agency which has been inactive since 1993, but which we keep in compliance with relevant regulatory authorities, including its Airline Reporting Company registration.

Edd Helms, Incorporated had two wholly-owned subsidiaries:

(i) Edd Helms Air Conditioning, Inc., a Florida corporation which was incorporated on April 7, 1980, and which as a result of the Merger became a wholly owned subsidiary of the Company, and (ii) Edd Helms Electrical Contracting, Inc., a Florida corporation which was incorporated on April 7, 1980, and which was merged with and into Edd Helms, Incorporated in May of 1999, prior to the Merger.

On March 30, 1999, Edd Helms, Incorporated acquired the stock, assets, business operations and good will of L.C.T. Communications Corp., a Florida corporation, from L.C.T. and its shareholders, Lorraine and Charles O'Toole for a purchase price of $100,000, $30,426 of which was paid in shares of Edd Helms, Incorporated. L.C.T. was a data or communication cabling installation, testing, and repair service business servicing Dade, Broward, and Palm Beach counties. As part of the acquisition, Edd Helms, Incorporated entered into a Non-Competition Agreement with Charles and Lorraine O'Toole whereby they agreed that from March 30, 1999 through March 31, 2001 they would not compete in the field of business of LCT. Charles and Lorraine also each entered into an Employment Agreement with Edd Helms Electrical Contacting, Inc. simultaneously with the closing of the acquisition, in which Charles and Lorraine are each bound by a one-year restrictive covenant and a confidentiality clause. We no longer employ either O'Toole.

PRINCIPAL SERVICES AND THEIR MARKETS

I.     Electrical and Air Conditioning Services

Our primary line of business is the provision of electrical and air conditioning services throughout Miami-Dade, Broward, and southern Palm Beach counties. Our services include preventive maintenance, emergency repairs, and replacements of electrical control systems, wiring, data cabling, switches, and panels. As well as servicing the on-going needs of homes and businesses, we replace electrical and wiring systems and associated parts specifically in connection with retrofitting or remodeling residences and commercial buildings. We have approximately 12,000 customers, of which 75 are large-scale projects. We also provide temporary electrical and wiring services to convention and trade show exhibitors in South Florida. To facilitate the trade show servicing component of our business, we maintain a mobile inventory of specialty show equipment and provide trailers for the erection of this equipment. Typically, we provide electrical and exhibit set up services to customers at the following shows: D.S. Clark Antique Show, World's Largest Indoor Flea Market, Miacon Show, Miami International Boat Show and the Models Show.

The strength of our electrical and air conditioning services business rests in our workforce. We internally train our workforce to be professional, customer-service oriented technicians, with intensive training in customer communication, sales and problem solving skills. Each of our employees undergoes a background reference check, including driving and criminal records. We also provide on-going training and education to our employees. Our electricians typically have a master electrician or journeyman license. Our air conditioning technicians have masters and journeyman licenses. Other of our employees possesses certifications from BICSI as certified installers and as RCDD (Registered Communications Distribution Designers). In order for our employees to maintain their electrician licenses, each employee must complete a minimum of 14 hours of continuing education every two years that is required by the State of Florida. We endeavor to provide competitive compensation and benefits, such as 401(k) plans to our technicians with the goal of obtaining and retaining the best possible employees.

Our employees provide electrical and air conditioning services using a fleet of approximately 40 service trucks, vans and support vehicles which we either own or lease. Most of these service vehicles are equipped with a computer tracking system that allows us to monitor the location of the service vehicle at all times and thereby the time of arrival and departure of the vehicle and technicians at each job. The tracking system is tied to our in-house server. Each vehicle has a module that communicates between a commercial service provider and our server. The service provider licenses software to us and utilizes signal antennas located throughout South Florida to communicate with antennas and modules in our service vehicles. All warehouse and delivery personnel also have two-way radios in their vehicles that permit communication with our dispatch department. Our administrative and management personnel also have hand held two-way radios.

We use both general advertising and a direct sales force to market our services. The name "Edd Helms" has garnered good will since its first use in 1975. We exploit the goodwill by placing an "Edd Helms" logo and identifying marks on our service trucks, marketing materials, advertisements, and the uniform t-shirts that all of our field technicians wear. We have trademarked the logo.

We charge a customer a range of fees depending on the service required. We typically are paid on a COD basis for residential customers who pay by cash, check, or credit card, once a job is completed. Commercial customers pay for our services in the same fashion unless and until we approve a credit application. On the large contracts, we sign a written contract and billings are made every 30 days and are due and payable net within 10 days. These contracts generally have approximately ten percent retention until complete, and at such time, all charges become due and payable. We provide a one-year warranty covering our electrical services and air conditioning work.

During fiscal year ended May 31, 2000, revenues from the electrical services component of our business constituted approximately 57.4% of our total revenues and revenues from the air conditioning services component of our business constituted approximately 41% of our total revenues.

II.     FAXMAIL Services

The second component of our business is the operation of a public facsimile network whereby the public is able to send and receive faxes at rates competitive with overnight mail from both self service and attended locations throughout the United States (This component of our business is referred to as the "FaxMail" business for the remainder of this annual report.) Before the Merger, Hotelecopy operated the FaxMail business. As of June 1, 2000, we operated 70 self-service "FaxMailers" and 6 attended fax machines in hotels.

We operate credit card operated self-service facsimile terminals marketed as the FaxMailer. The self-service FaxMailer allows the public to send a fax, receive a fax, or to access any of our FaxMail services. We contract directly with third parties at 68 locations to provide self-service FaxMailers under a Membership Agreement. We operate self-service FaxMailers in all of Alaska Airline's private membership airport clubrooms nationwide and within airports, colleges, universities, train stations, and hotels.

We have developed proprietary computer software for the FaxMailers. This software has been continuously refined and upgraded since 1986. Our computer system integrates computer-based fax systems, traditional fax systems, voice prompting, point of sale transaction processing and credit card processing with traditional data processing systems. From our FaxMail operation center in Miami, Florida, we remotely monitor and manage all of our public fax terminals across the United States. Now, we are capable of managing additional public terminal locations anywhere in the world.

The customer, using a major credit card, pays FaxMailer usage fees directly to us. We electronically collect self-service FaxMail usage receipts on a daily basis and pay the self-service Member location a commission based on those usage revenues.

We also own and operate attended fax machines in hotels. Under Membership Agreements with each individual hotel, we provide a complete public fax program including location referral, marketing literature and support, point of sale materials, special FaxPak envelopes in which received fax messages are delivered, staff assistance, fax equipment and maintenance. Attended Member locations use their employees to collect FaxMail fees directly from the public, and then on a monthly arrears basis pay either a percentage of those receipts to us or pay us a fixed monthly fee. While most original attended Member locations elected to pay us a percentage of receipts, most new and renewed attended Member locations elected to pay us a fixed monthly fee.

During fiscal year ended May 31, 2000, our FaxMail business constituted 1.6% of our total revenues. Our revenues from attended Member locations have declined. We attribute this decline primarily to maturation of the public fax marketplace, and the expiration and non-renewal of certain attended Member location agreements. We now focus our sales efforts on self-service FaxMail locations. When we own the self-service FaxMailer terminal, we earn a higher percentage of the FaxMailer usage fees as compared to when it is an attended location.

COMPETITION

I.   Electrical and Air Conditioning Services Industry

In the electrical and air conditioning services industry, we compete mainly with small owner-operated companies that typically operate in a single market. Some of these smaller competitors have less overhead costs than we and are thereby able to offer lower service rates. Moreover, often times the small competitors have long established relationships with homeowners for a variety of home electrical repairs, which makes the market difficult for us to penetrate. There are also a number of public companies, such as EmCor, Blue Dot, and Service Experts, which focus on providing residential or commercial services in some of the same service lines provided by us. Some of these competitors, and potential competitors, have greater financial resources than we do to finance acquisition and development opportunities, and may be able to pay higher prices for the same opportunities to develop and support service operations.

The market for our electrical and air conditioning services is competitive. We believe that the principal factors of this line of business are (a) timeliness, reliability and quality of services provided; (b) range of services offered; (c) market share visibility; and (d) price. Our ability to employ, train, and retain highly motivated service technicians to provide quality services is key to our success in being competitive. In order to recruit qualified individuals, we offer attractive compensation and health and saving benefits that are more comprehensive than those typically offered within the industry, including a 401(k) plan.

II. FaxMail

Our faxmail business competes with alternative methods of document transmission, principally overnight mail services such as Federal Express, United Parcel Service and Express Mail by the United States Postal Service, internet fax services and electronic main (E-Mail). Additionally, any business can purchase a facsimile machine and provide fax service to the public independently of us and barriers to entry into the fax provision business are not high.

In general, the market for public fax and information services is highly competitive. We believe that the principal competitive factors in this market include product features, ease of operation, product reliability, initial investment costs, and price and customer support services. We believe that our continued operations will, in large part, be dependent on our ability to respond to competitive pressures and technological changes. We foresee the use of e-mail and e-fax services being detrimental to our FaxMail business.

We compete with both large established concerns and smaller companies that are developing and offering, or which may develop and offer, competing products and services as well as E-Mail. Many of these competitors have financial resources far greater than ours. The intense competition in the market has adversely affected us.

SUPPLIERS

I. Electrical and Air Conditioning Services

We obtain supplies for our electrical and air conditioning services from approximately 100 suppliers. Suppliers of materials are plentiful and we are not dependent on any one company.

II.  FaxMail

Our equipment used at its FaxMailer locations consists principally of products sold by AT&T and Ricoh. Our self-service units integrate certain designed components, which are manufactured by others and are readily available from any one of many suppliers. We believe that our present suppliers can adequately meet our needs for the near future.

CYCLICALITY OF THE INDUSTRY

I.   Electrical and Air Conditioning Services

We generate increased revenues in the summer months when the dependency on air conditioning is greater than in the winter months. The electrical services business is not cyclical.

II.    FaxMail

Our faxmail revenues are derived primarily from business travelers. Consequently, during periods of lessened business travel, such as holiday seasons, these revenues decline.

ECONOMIC DEPENDENCE

I.  Electrical and Air Conditioning Services

We believe that there is always a demand for electrical and air conditioning services in the South Florida market.

II.    FaxMail

Each Member location contracts with us for FaxMail services. The majority of our attended location agreements are for single locations. We have an annually renewable agreement with Alaska Airlines, to offer self-service FaxMailers in all of their private membership airport clubrooms nationwide. Although we are not dependent upon a single customer, the loss of any individual master contract could have a material adverse effect on continuing operations.

GOVERNMENT REGULATION

I.  Electrical and Air Conditioning Services

Aspects of our electrical and air conditioning services operations are subject to various federal, state and local laws and regulations including: (a) permitting and licensing requirements applicable to service technicians in their respective trades; (b) building and electrical codes and zoning ordinances; and
(c) laws and regulations relating to worker safety and protection. We believe we have all required permits and licenses to conduct our operations and comply with applicable statutory requirements relating to our operations.

In connection with the air conditioning services component of our business, we have a registration stating that we dispose of Freon used in air conditioning equipment in accord with the standards required by the EPA.

II.   FaxMail

Now, there is no price regulation for FaxMail services. We cannot foresee whether charges for fax and other electronic business services provided by us will be regulated in the future.

EMPLOYEES

As of July 1, 2000, we had 128 employees. Approximately 63 of these employees are electrical technicians and another 26 are air conditioning technicians. We have 39 employees who fill administrative, sales and management roles. We signed a letter of assent to be bound by the Inside Construction Agreement South Florida Chapter, National Electrical Contractors Association and Local Union 728 International Brotherhood of Electrical Workers Fort Lauderdale, Florida, effective September 1, 1999 through August 21, 2000. We signed a letter of assent to be bound by the Inside Construction Agreement South Florida Chapter, National Electrical Contractors Association and Local Union 349 International Brotherhood of Electrical Workers Miami, Florida, effective September 1, 1999 through August 21, 2000. We signed the Joint Agreement between the Air Conditioning, Refrigeration, Heating and Piping Association, Inc. and United Association Local Union No.725 of Miami, Florida, effective July 16, 1998 through July 15, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

See the information contained in Part III, Item 9, which is incorporated herein by reference.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 27,000 square feet for the warehousing, distribution and executive offices for our electrical and air conditioning services business at a total annual cost of approximately $193,000 including sales tax. We also lease 2,000 square feet for the headquarters of our FaxMail business at a total annual cost of $26,400. All leased property is owned by a partnership of which Carol Helms and W. Edd Helms, Jr., are the sole owners. Carol and W. Edd Helms are some of our officers and directors and are related to some of our other officers and directors. We believe that these facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities in the area.


ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending May 31, 2000.

                                     PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no established public trading market for our common stock. In order to obtain bid quotations for our common stock, it is necessary to contact certain broker/dealers, if any, which make a market in our common stock. We are not aware of any such broker/dealers. Our original NASDAQ trading symbol was FAXM. We changed this trading symbol to EDDH effective January 7, 2000.

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask prices for our common stock from May 1998 through May 31, 2000. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. In both fiscal years 1999 and fiscal 2000, there was no reported trading in our common stock. Consequently, we are not able to state with any certainty the range of bid and ask quotations for fiscal 1999 or for fiscal 2000. The following information was obtained from the Company's records.

                                                   Year Ended        Year Ended
                                                   May 31,2000      May 31, 1999
                                                   High    Low      High     Low
                                                   -----------      ------------

          First Quarter                            No Trading        No Trading
          Second Quarter                           No Trading        No Trading
          Third Quarter                            No Trading        No Trading
          Fourth Quarter                           No Trading        No Trading

On May 31, 2000, there were approximately 440 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

We have not paid dividends since our inception and do not anticipate paying any dividends in the near future. We intend to retain earnings, if any, to provide funds for general corporate purposes and the expansion of our business. Florida law restricts the payment of dividends for corporations with a deficiency in assets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We are in the business of electrical and air conditioning services and faxmail services. On August 2, 1999, Hotelecopy, the operator of the Faxmail business, merged with Edd Helms, Incorporated, which is in the business of providing electrical and air conditioning services. Our financial statements for fiscal period ended May 31, 2000, include the operations Hotelecopy effective as of August 1999. In general, the revenues and expenses of Edd Helms, Incorporated for the fiscal year ended May 31, 1999 provide a meaningful comparison to our combined financial statements for fiscal year ended May 31, 2000. The revenues and expenses of Hotelecopy are insignificant as compared to those of the combined entity.

The following are discussions for may 31, 2000 compared to may 31, 1999:

REVENUES

Our revenues are derived from three components: (1) electrical services, (2) air conditioning services, and (3) the FaxMail business. Our revenues increased approximately 27% to $11,985,794 for the year ended May 31, 2000 as compared to $9,458,419 for the fiscal year ended May 31, 1999. The revenues being compared here are those of Edd Helms, Incorporated for fiscal year ended May 31, 1999 to those of Edd Helms Group, Inc. which assumed the business operations of Hotelecopy, as reflected in the combined financials of Edd Helms Group, Inc., effective as of August 1, 1999. Revenues for Hotelecopy alone for fiscal year ended May 31, 1999 were $307,584. The increase in our revenue is attributed to increased revenue in the electric and air conditioning lines of business together with $197,577 of revenues from the FaxMail business. We also expanded our electrical division by an acquisition to include the area of data communications. Additionally, we contracted for more new construction projects that contributed to the increased revenues.

COST OF REVENUES

Our cost of revenues increased approximately 33% for the fiscal year ended May 31, 2000, to $8,750,244 as compared to $6,574,459 for the fiscal year ended May 31, 1999 of Edd Helms, Incorporated. The cost of revenues of Hotelecopy for the fiscal year ended May 31, 1999 was $151,941; therefore, we believe the only significant comparison is to Edd Helms Incorporated and not to Hotelecopy. We believe that the increase in costs (in addition to added Hotelecopy costs) can be attributed in part to the costs of the merger with Hotelecopy. In addition, the start up costs and the sales and administrative costs of the new Data Communications division were significant. We also experienced increased cost because of the increase in construction projects during the period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

These expenses increased 21% for the fiscal year ended May 31, 2000, to $3,161,633 as compared to $2,621,294 for the fiscal year ended May 31, 1999 of Edd Helms, Incorporated. This was primarily the result of the acquisition of the data communications sales and administrative staff and costs associated with the merger with Hotelecopy.

INCOME NOT ARISING FROM CONTINUING OPERATIONS

During the current year, as per vendor's records, the Company paid off two notes payable owed from prior years. As per our records, approximately $29,000 was still owed and therefore the remainder of the two notes payable were written-off.

Insurance companies which provide workman's compensation insurance provide incentives to Company's by paying monies to them in the form of what the insurance company calls "dividends" for such things such as paying on time, or not paying benefits on behalf of the Company. In the current year, the Company received $67,667 in "dividends" from its workmans compensation insurance.

EFFECTS OF INFLATION

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity is cash flow from operations, proceeds from notes payable, and borrowings under a secured line of credit for up to $500,000 and two other bank loans. As of May 31, 2000, the cash flow from our operations was $102,773, as compared to $202,634 for the end of the prior fiscal. As of May 31, 2000, we had received $281,866 in proceeds from notes payable and received $491,814 borrowed under our secured line of credit. We made principal payments on notes payable and long-term debt of $254,117 and $90,000 in payments under the line of credit in fiscal year ended May 31, 2000. As of May 31, 1999, Edd Helms, Incorporated had received $330,103 in proceeds from notes payable and received $90,000 borrowed under the line of credit. As of May 31, 1999, Edd Helms, Incorporated made principal payments for $173,235 on notes payable and long term debt and paid $90,000 towards the line of credit.

We had a working capital surplus of approximately $831,110 and a ratio of current assets to current liabilities of approximately 1.38:1 as of May 31, 2000. This compares with the May 31, 1999 working capital surplus of Edd Helms, Incorporated of $966,809, and a ratio of 1.69:1 current assets to current liabilities.

For the year ended May 31, 2000, our liquidity increased by $64,763 as cash increased to $371,916 as compared to $307,133 for year ended May 31, 1999. This increase in cash is attributable principally to the proceeds from loans.

The following are discussions of May 31, 1999, compared to May 31, 1998, for Edd Helms, Incorporated and Subsidiaries:

REVENUES

The revenues of Edd Helms, Incorporated increased approximately 9.2% to $9,458,419 for the fiscal year ended May 31, 1999 as compared to $8,660,837 for the fiscal year ended May 31, 1998. This increase in revenues was attributed to expanded advertising efforts that increased the companies' service businesses of electrical and air conditioning.

COST OF REVENUES

The cost of revenues incurred by Edd Helms, Incorporated increased approximately 5.4% to $6,574,459 for the fiscal year ended May 31, 1999 as compared to $6,235,491 for the fiscal year ended May 31, 1998. This increase in the cost of revenues was due to direct costs of the increased sales, which were a result of the effects of the increased advertising.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased 21.9% to $2,621,924 for the fiscal year ended May 31, 1999 of Edd Helms, Incorporated as compared to $2,150,547 for its fiscal year ended May 31, 1998. The increase of these costs was attributed to increased advertising expenditures and the addition of sales personnel to meet the opportunities of the expanded advertising.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for Edd Helms, Incorporated was cash flows from operations, proceeds from notes payable, and borrowings under a secured line of credit for up to $250,000 and other bank loans. As of May 31, 1999, cash flow from operations were $202,634 as compared to $260,786 for the end of the prior fiscal year of Edd Helms, Incorporated. As of May 31, 1999, Edd Helms, Incorporated had received $330,103 in proceeds from notes payable and received $90,000 borrowed under the line of credit. As of May 31, 1999, Edd Helms, Incorporated made principal payments for $173,235 on notes payable and long term debt and paid $90,000 towards the line of credit. As of May 31, 1998, Edd Helms, Incorporated had received $236,895 in proceeds from notes payable and had paid $128,849 in principal payments on notes payable and long term debt.

Edd Helms, Incorporated had a working capital surplus of $966,899 and a ratio of 1.69:1 current assets to current liabilities as of May 31, 1999. This compares with the May 31, 1998, working capital surplus of $819,395 and a ratio of 1.85:1 current assets to current liabilities. This increase in working capital was a result of the increased profitability of the increased service business because of the increased advertising.

The following discussions are for may 31, 1999 compared to may 31, 1998 for hotelecopy and its subsidiaries:

REVENUES

The revenues of Hotelecopy declined approximately 29% for the fiscal year ended May 31, 1999, compared to the fiscal year ended May 31, 1998. The decline in the Hotelecopy revenues was attributed to the loss of an exclusive agreement with a major airline carrier.

COST OF REVENUES

Hotelecopy's cost of revenue declined approximately 30% in the year ended May 31, 1999, as compared to the prior fiscal year end. This decline in costs was attributed to the loss of a major airline carrier and the reduction in expenses that were incurred to support the airline. There also was a general reduction in overall costs attributed to our more efficient use of equipment.

PAYROLL, PAYROLL TAXES AND RELATED BENEFITS

These costs decreased approximately 14% for the fiscal year ended May 31, 1999 of Hotelecopy compared to the fiscal year ended May 31, 1998. Hotelecopy reduced its personnel to one person at the beginning of the fourth quarter of fiscal year 1998, and had no part-time marketing or sales employees and there were no executive salaries paid.

OCCUPANCY COSTS

Hotelecopy's occupancy costs declined approximately 55% for the fiscal year ended May 31,1999, compared to the prior year. This significant reduction was attributed to a discontinuance of an accrual for storage fees and warehousing.

OTHER SELLING AND ADMINISTRATIVE

For the fiscal year ended May 31, 1999, as compared to the fiscal year ended May 31, 1998, these expenses of Hotelecopy increased approximately 22%. Other salary and administrative expenses overall decreased for the fiscal year. The increase in expenses was attributed to the settlement of outstanding obligations and the professional fees related to the merger of Hotelecopy with a related company.

LIQUIDITY AND CAPITAL RESOURCES

Hotelecopy had a working capital deficit of approximately $121,000 and a ratio of current assets to current liabilities of approximately .15 to 1 at May
31, 1999. This compares with the May 31, 1998, working capital deficit of approximately 166,000 and a ratio of current assets to current liabilities of
 .22 to 1. Hotelecopy had a negative net worth and cash flow that was not sufficient to cover its greatly reduced overhead.

For the year ended May 31, 1999, Hotelecopy's liquidity decreased by $15,000 as cash decreased to $8,900 as compared to an increase in cash of $3,000 for the year ended May 31, 1998. The decrease in cash reserves for the year ended May 31, 1999, was attributed to the payments made to liquidate the old outstanding debt, particularly the $25,000 settlement payment to the United States Postal Service.

Hotelecopy's financial statements were prepared on a going concern basis, which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

Hotelecopy continued to reduce its total operating expenses, and its revenues continued to decline. Hotelecopy's limited cash flow did not allow Hotelecopy to invest in new equipment or to support a marketing and sales effort for the self-service FaxMailer.

Hotelecopy had limited liquidity on a short-term basis and, absent additional funding, would have had limited liquidity on a long-term basis. Cash currently on hand and expected to be generated by operations during the fiscal year ended May 31, 2000, was not expected to be sufficient to finance expected working capital and other projected cash needs during such period. Continued operations of Hotelecopy in the normal course of business were dependent on Hotelecopy's ability to obtain adequate funding of ongoing operations from external or internal sources.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company, in response to this item are as follows:

                                C O N T E N T S

                                                    Page
                                                   -----
INDEPENDENT AUDITOR'S REPORT                        10

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                         11

Consolidated Statements of Income                   12

Consolidated Statements of Cash Flows               13

Consolidated Statements of Stockholders' Equity     14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          15 to 22

Dohan and Company                                 7700 North Kendall Drive, #204
Certified Public Accountants                      Miami, Florida  33156-7564
A Professional Association                        Telephone:  (305) 274-1366
                                                  Facsimile:  (305) 274-1368

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                              /s/Dohan and Company, CPA's
                                              Certified Public Accountants

Miami, Florida
August 4, 2000


Member: Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants - Private Companies
   and SEC Practice Sections
SC International - Offices in Principal Cities World-Wide

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                      2000        1999
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS

Cash and cash equivalents                                 $ 361,916 $   307,133
Restricted cash - certificate of deposit                     10,000        -
Accounts receivable, less allowance for doubtful
  accounts of $ 78,044 and and $52,043                    1,567,164     932,069
Due from employees                                           13,555       9,805
Due from affiliate                                             -         76,042
Costs and estimated earnings in excess
  of billings on uncompleted contracts                      311,553     175,459
Inventories                                                 466,050     528,491
Prepaid expenses                                             30,684      61,803
--------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                    2,760,922   2,090,802
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                 822,218     577,170
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $35,535 and $67,323      217,197      73,287
Deferred income taxes                                        64,408        -
Other                                                        14,128       6,682
--------------------------------------------------------------------------------
  TOTAL OTHER ASSETS                                        295,733      79,969
--------------------------------------------------------------------------------
  TOTAL ASSETS                                          $ 3,878,873 $ 2,747,941
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Current maturities of long-term debt                    $   203,515 $   191,112
Credit arrangement                                          401,814        -
Current portion of long-term capitalized lease                3,210        -
Accounts payable                                            796,621     342,122
Accounts payable - related parties                           39,831        -
Customer deposits                                            35,617      56,092
Accrued liabilities                                         285,984     332,315
Deferred revenue                                               -          4,595
Billings in excess of costs and estimated
  earnings on uncompleted contracts                         163,220     142,242
Deferred income taxes                                        64,408     165,529
--------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                               1,994,220   1,234,007
--------------------------------------------------------------------------------
LONG-TERM DEBT                                              242,876     227,730

LONG-TERM PORTION OF CAPITALIZED LEASE                        2,402        -

DEFERRED INCOME TAXES                                          -         13,647
--------------------------------------------------------------------------------
  TOTAL LONG-TERM LIABILITIES                               245,278     241,377
--------------------------------------------------------------------------------
  TOTAL LIABILITIES                                       2,239,498   1,475,384
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 8, 10, AND 12)

STOCKHOLDERS' EQUITY
Common stock; $.01 and $1.00 par value in 2000
  and 1999 respectively; 20,000,000 shares
  authorized, 12,673,995 and 4,970 shares
  issued, 12,581,608 and 4,970 shares
  outstanding in 2000 and 1999 respectively                 126,740       4,970
Additional paid-in capital                                  186,946      88,234
Retained earnings                                         1,329,579   1,179,353
Treasury stock, 92,387 shares at cost                    (    3,890)       -
--------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                              1,639,375   1,272,557
--------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 3,878,873 $ 2,747,941
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended May 31,                                 2000        1999
--------------------------------------------------------------------------------
REVENUES EARNED                                        $ 11,985,794 $ 9,458,419

COST OF REVENUES EARNED                                   8,750,244   6,574,459
--------------------------------------------------------------------------------
  GROSS PROFIT                                            3,235,550   2,883,960

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              3,161,633   2,621,294
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                       73,917     262,666
--------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
  Interest income                                            11,954      15,892
  Interest expense                                          (34,001)    (19,564)
  Miscellaneous income                                       98,356        -
--------------------------------------------------------------------------------
  TOTAL INTEREST AND INVESTMENT ACTIVITIES                   76,309      (3,672)
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                  150,226     258,994

INCOME TAX PROVISION                                       ( 46,570)    (90,081)

INCOME TAX BENEFIT FROM UTILIZATION OF NET OPERATING
  LOSS CARRYFORWARD                                          46,570        -
--------------------------------------------------------------------------------
  NET INCOME                                              $ 150,226   $ 168,913
================================================================================
BASIC AND DILUTED NET INCOME PER SHARE                        $0.01     $ 33.98
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                      10,562,491       4,971
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31,                                  2000        1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 150,226   $ 168,913
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                             258,739     172,842
  Provision for bad debts                                    26,001  8,910
  Merger gains                                           (  157,178)       -
  Deferred income taxes                                        -         53,779

  Changes in assets (increase) decrease:
  Accounts receivable                                    (  661,096) (  235,294)
  Due from affiliate                                         76,042  (   76,042)
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                 (  136,094) (  175,459)
  Inventories                                                62,441  (  528,491)
  Prepaid expenses                                           31,119  (   61,803)
  Other assets                                               25,632  (    6,682)
  Goodwill                                                   19,863        -

  Changes in liabilities increase (decrease):
  Accounts payable                                          494,329     342,122
  Customer deposits                                      (   20,475)     56,092
  Accrued liabilities                                    (   46,331)    336,910
  Income taxes payable                                   (   36,828)       -
  Deferred revenue                                       (    4,595)      4,595
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        20,978     142,242
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   102,773     202,634
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business                                         -     (   69,574)
  Purchase of property and equipment                     (  469,075) (   45,116)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                    (  469,075) (  114,690)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                               281,666        -
  Proceeds from capitalized leases                            6,586        -
  Payments of capitalized leases                         (      974)       -
  Principal payments on long-term debt and notes payable (  254,117) (  173,235)
  Common stock repurchase                                (    3,890) (    7,000)
  Proceeds from line of credit                              491,814      90,000
  Payments on line of credit                             (   90,000) (   90,000)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   431,085  (  180,235)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         64,783  (   92,291)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR               307,133     399,424
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING OF YEAR               $  371,916  $  307,133
================================================================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Interest paid                                          $  34,001   $   19,564
  Interest received                                      $  11,553   $   15,892
  Income taxes paid                                      $  42,845   $   33,337
  Issuance of note payable in connection with purchase
    of property and equipment                            $    -      $  330,103
  Common stock issued in connection with purchase of
    business                                             $    -      $   30,426
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                      Additional
                     Common Stock      Paid-in     Retained    Treasury
                   Shares    Amount    Capital     Earnings     Stock      Total
--------------------------------------------------------------------------------
Balance -
  May 31, 1998      4,972  $  4,972   $ 57,805   $1,017,440   $   -  $1,080,217

Acquisition of
  business             40        40     30,429            -       -      30,469

Retirement of
  common stock
  purchased from
  Employee Stock
  Ownership Plan      (42)      (42)         -    (   7,000)      -  (    7,042)

Net income              -         -          -      168,913       -     168,913
--------------------------------------------------------------------------------
Balance -
  May 31, 1999      4,970     4,970     88,234    1,179,353       -   1,272,557

Merger of
  Hotelecopy, Inc.
  and Edd Helms,
  Inc. and
  subsidiary   12,669,025   121,770     98,712            -       -     220,482

Common stock
  purchased from
  Employee Stock
  Ownership Plan        -         -          -            -  (3,890)     (3,890)

Net income              -         -          -      150,226       -     150,226
--------------------------------------------------------------------------------
Balance -
  May 31, 2000 12,673,995  $126,740 $  186,946  $ 1,329,579 ($3,890) $1,639,375
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000 AND 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Edd Helms Group, Incorporated (EHG) and its wholly-owned subsidiaries, Edd Helms Air Conditioning, Inc., d/b/a Edd Helms Air Conditioning (Air Conditioning) and Hoteleticket, Inc. (Hoteleticket). All significant intercompany accounts and transactions of Edd Helms Group, Inc., and Subsidiaries (the Company) for the periods presented have been eliminated in consolidation.

Nature of Operations - Edd Helms Group, Inc. was incorporated in the State of Florida in July 1985, and has three reportable segments. The electrical segment has provided electrical service, repair, and maintenance of commercial and residential facilities in the South Florida area, since 1980. The air conditioning segment, derives the majority of its business activity from its service, repair and maintenance of commercial and residential air conditioning systems in the South Florida area. The faxmail segment provides a worldwide facsimile transmission network with facsimile equipment located in various commercial and public locations throughout the United States and other countries. The majority of the Company's revenues are derived from their electrical and air conditioning segments. Hoteleticket is a Florida corporation formed in 1988 to provide airline and other travel reservation services through automated ticket printers. Hoteleticket has discontinued its operating activities, however, it complies with relevant regulatory authorities, and its only expenses are those that are required in order to comply with those authorities.

Business Combination - Effective July 30, 1999, the shareholders of Hotelecopy approved an agreement and plan of merger by and between Hotelecopy, Inc. and Edd Helms, Incorporated whereby Edd Helms, Incorporated was merged with and into Hotelecopy, and Hotelecopy's name was changed to Edd Helms Group, Inc.
Only July 8, 1999, Edd Helms Group, Inc. filed a proxy in connection with an anticipated solicitation of its shareholders' proxies to approve an agreement and plan of merger with Edd Helms, Incorporated, (EHI) a Florida corporation, founded in 1975. The merger was accounted for as a reverse acquisition purchase, as if EHI had acquired Hotelecopy. Accordingly, the results of operations of Hotelecopy for the period from August 1, 1999 through May 31, 2000 are included in the consolidated statement of income for the year ended May 31, 2000.

The shareholders of EHI each received 2,178.6363 shares of Hotelecopy's common stock in exchange for each outstanding share of EHI's common stock they owned. The proxy statement also provided for the consideration and vote upon the change of Hotelecopy's name to Edd Helms Group, Inc. as well as consideration and vote upon an amendment to Hotelecopy's Articles of Incorporation to increase the number of authorized shares of its common stock par value $.01 per share, to 20,000,000 shares.

Cash and Cash Equivalents - Cash and cash equivalents consist of time deposits and all liquid instruments (including overnight repurchase agreements with a bank) with maturities of three months or less.

Restricted Cash - The Company has a certificate of deposit that collateralizes a $10,000 irrevocable letter of credit. The letter of credit may be terminated annually at the Company's option.

Revenue and Cost Recognition - Revenues and direct costs produced by the Company's hourly based electrical and air conditioning service, repair, and maintenance activities are recognized as earned or incurred. Contract revenues and direct costs, where the work is materially completed within sixty days, are classified as service related revenues, and recognized as earned and incurred.

Revenues from significant construction contracts, not materially completed within sixty days, are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on the contracts.

These percentage-of-completion contract costs include direct labor, material, subcontract, equipment rental, and other miscellaneous direct and indirect costs as allocated. Other operating costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset "Cost and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents amounts billed in excess of revenues earned.

The Company recognizes its facsimile transmission usage revenue on the date of the transmission. Membership revenues are recognized ratably over the respective terms of the members' contracts.

Inventories - Inventories consist principally of electrical and air conditioning equipment, supplies, components and accessories, and are valued at the lower of cost or market using the first-in, first-out (FIFO) method to determine cost and net realizable value to determine market.

Property and Equipment - Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to expense currently.

Depreciation is computed principally using the straight-line method, based on the estimated useful lives of the assets, which range from five to ten years.

Income Taxes - Income taxes are computed under the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences in events that have been recognized in the Company's financial statements compared to the tax returns. Current and deferred taxes are allocated to members of the consolidated group by applying FASB Statement No. 109 to each member as if it were a separate taxpayer.

Income Tax Credits - Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

Amortization - Goodwill is amortized using the straight-line method. Goodwill recognized as a result of the merger on July 1999, is being amortized over five years. Goodwill representing the acquisition of a communications business, acquired during 1999, is amortized over fifteen years.

Concentrations of Credit Risk and Economic Dependence - The Company provides its electrical and air conditioning services in the South Florida area. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in the service and construction industries, its geographical location and natural disasters. The Company also places equipment in airport, hotels, and other public places and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Certain usage is also billed immediately to the sender's credit card account. Concentrations of credit with respect to trade receivables consists primarily of four customers who comprise 39% of accounts receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At May 31, 2000, the Company's uninsured cash balances total $87,478.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year's presentation.

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2000 and 1999, amounted to $453,321 and $511,96, respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic Net Income Per Common Share - Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during each period. Available stock options at May 31, 2000, were anti-dilutive and not considered common stock equivalents for purposes of computing income per common share.

Segment Reporting and Related Information - In June 1997, the FASB issued Statement No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The provisions of this statement were effective for fiscal years beginning after December 15, 1997, and have been adopted by the Company.

Impairment of Long-Lived Assets - The Company follows FASB Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

NOTE 2.   ACCOUNTS RECEIVABLE

Accounts receivables consisted of the following:

                                                          2000          1999
                                                      -----------    -----------
  Contracts completed and in progress - billed        $ 1,357,605    $  804,193
  Contracts completed and in progress - unbilled          200,817       171,787
  Retention                                                86,786         8,132
  Allowance for doubtful accounts                    (     78,044)  (    52,043)
                                                      -----------    ----------
                                                      $ 1,567,164    $  932,069
                                                      ===========    ==========

NOTE 3.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                                                          2000          1999
                                                      -----------   -----------
Billings on uncompleted contracts                     $ 2,297,035   $ 1,984,863
                                                      -----------   -----------
Costs incurred on uncompleted contracts              (  2,078,915) (  1,349,363)
Estimated earnings on uncompleted contracts          (    366,453) (    668,717)
                                                      -----------   -----------
Total costs and estimated earnings on
  uncompleted contracts                              (  2,445,368) (  2,018,080)
                                                      -----------   -----------
                                                     ($   148,333) ($    33,217)
                                                      ===========   ===========

These amounts are included in the accompanying consolidated balance sheets as follows:

                                                          2000          1999
                                                      -----------   -----------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                  ($   163,220) ($   142,242)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    311,553       175,459
                                                      -----------   -----------
                                                      $   148,333   $    33,217
                                                      ===========   ===========
NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                          2000          1999
                                                      -----------   -----------
Transportation equipment                              $ 1,233,818   $   956,762
Machinery and equipment                                   502,963       347,114
Facsimile equipment                                       348,905          -
Furniture and fixtures                                     44,289        35,456
Computer equipment and software                           350,305       294,000
Leasehold improvements                                     87,976        62,306
                                                      -----------   -----------
                                                        2,568,256     1,695,638
Accumulated depreciation                             (  1,746,038)  ( 1,118,468)
                                                      -----------    ----------
Property and equipment,
  less accumulated depreciation                       $   822,218    $  577,170
                                                      ===========    ==========

Depreciation expense for the years ending May 31, 2000 and 1999, amounted to $224,013 and $164,261, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income and retained earnings.

NOTE 5.   INCOME TAXES

The provisions for income taxes are summarized as follows:

                                                          2000          1999
                                                      -----------    -----------
Current tax, net of utilization of net
  operating loss carryforwards

Federal                                               $     -        $   30,812
State                                                       -             5,490
                                                      ----------     ----------
  Total current tax                                         -            36,302
                                                      ----------     ----------
Deferred tax, net of utilization of net operating loss carryforwards

Federal                                                     -            48,013
State                                                       -             5,766
                                                      ----------     ----------
  Total deferred tax                                        -            53,779
                                                      ----------     ----------
  Total income taxes                                  $     -        $   90,081
                                                      ==========     ==========

The Company files consolidated income tax returns with its two wholly-owned subsidiaries.

Deferred income taxes and benefits for 2000 and 1999 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effect (computed at 31%) that the changes in those temporary differences had on provision for deferred tax expense are as follows:

                                                          2000          1999
                                                      -----------   -----------
Deferred tax asset
Accrued officers' salaries                            $      405    $     1,490
Allowance for bad debts                                   24,194         16,133
Amortization                                              11,796         13,171
Depreciation                                               2,055          2,055
Full absorption cost method                               22,535         24,150
Net operating loss carryforward                        1,192,726           -
                                                      -----------   -----------
                                                       1,253,711         56,999
Valuation allowance                                   (1,105,590)          -
                                                      -----------   -----------
  Total deferred tax asset                                148,121        56,999
                                                      -----------   -----------

Deferred tax liability
Income on long-term contracts                       (   113,600)    (  207,302)
Depreciation                                        (    34,521)    (   28,873)
                                                     ----------      ---------
  Total deferred tax liability                      (   148,121)    (  236,175)
                                                     ----------      ---------
  Net deferred tax asset (liability)                ($     -   )    ($ 179,176)
                                                    ============    ===========

The amounts have been presented in the Company's financial statements as follows:

                                                          2000          1999
                                                      -----------   -----------
Non-current deferred tax asset                        $   64,408    $      -
Current deferred tax liability                       (    64,408)  (    165,529)
Non-current deferred tax liability                   (      -   )  (     13,647)
                                                      ----------    -----------
                                                     ($     -   )  ($   179,176)
                                                     ============  =============

Net operating loss carryforwards at May 31, 2000 were $3,470,107. These loss carryforwards expire at various dates through the year 2019.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is more likely than not that the entire deferred tax benefit may not be recognized in furture years because the utlization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership. Therefore, a valuation allowance equal to the deferred tax benefit has been established.

NOTE 6.   AMORTIZATION OF EXCESS ACQUISITION VALUE OVER FAIR MARKET VALUE
            OF ASSETS PURCHASED

During 1999, the Company exchanged 40 shares of its common stock plus $69,574 in cash in an acquisition of a communications business estimated at approximately $100,000. The seller was a provider of data, fiber and telecommunications services, which are utilized by computer network users. In connection with this acquisition, which was accounted for as a purchase, the Company recognized goodwill, which is being amortized over fifteen years using the straight-line method.

In connection with the reverse merger by and between Hotelecopy, Inc., (see
Note 1) the Company recognized goodwill, which is being amortized over five years using the straight-line method.

Amortization expense was $34,726 for 2000 and $8,581 in 1999, and is included in selling and general administrative expenses in the consolidated statements of income and retained earnings.

NOTE 7.   EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan and Deferred Compensation Profit Sharing Plan

The Company has a qualified employee stock ownership plan (ESOP), and a deferred compensation profit sharing plan (401K) under Sections 401 and 401K of the Internal Revenue Code, covering substantially all full-time employees. Contributions to the plans are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. No contribution was made to either plan for 2000 or 1999. All employee benefit plan administrative expenses are paid at the option of the Company.

Incentive Stock Option Plan

On May 31, 1989, the Company's Board of Directors adopted its 1989 Incentive Stock Option Plan (ISOP) in order to attract, retain and motivate employees who contribute materially to the success of the Company. Employees of the Company and its subsidiaries are covered by the ISOP. Under the terms of the ISOP, the Company is authorized to grant incentive stock options to purchase up to an aggregate of 100,000 shares of its common stock. The option price under the ISOP will be the fair market value of the common stock at the date of grant or if granted to individuals who own 10% or more of the company's common stock at 110% of fair market value. No option is exercisable after ten years from the date of grant (five years for holders of greater than 10% of the stock). The ISOP is administered by the Compensation Committee fo the Company's Board of Directors. There was no activity during the year ended May 31, 2000 and May 31, 1999. At May 31, 2000 there are options to purchase 26,500 shares of common stock pursuant to ISOP grants.

NOTE 8.   RELATED PARTY TRANSACTIONS

Facilities Leases - The Company leases its facilities under a four -year operating lease expiring December 2002 and one-year operating lease expiring May 31, 2002, from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from other unrelated parties. The lease provides for monthly payments of $17,515 plus applicable taxes. Balance of unpaid rent as of May 31, 2000 is $39,831 and is includeded in "Accounts payable - related parties." Rent expense under these leases totaled $192,810 and $189,416 for the years ended May 31, 2000 and 1999, respectively.

Future minimum rental payments required under the above operating leases subsequent to the year ended May 31 is as follows:

             2000                                   $   220,806
             2001                                       192,690
             2002                                       112,402
                                                    -----------
                                                    $   525,898
                                                    ===========

NOTE 9.   LONG-TERM DEBT

Notes payable consisted of the following:

                                                           2000         1999
                                                      -----------    ----------

Bank notes, payable in monthly installments of
$18,509 and $12,475, respectively, bearing
interest at rates varying from none to 8.9%,
secured by transportation equipment, maturing
at various dates through October 2003                 $   364,996    $  270,715

Note payable to bank with interest payable monthly
at prime plus 1%, payment of $1,667 expiring
in December 2003, collateralized by computer
equipment and personally guaranteed by
Edd and Carol Helms                                        71,667        91,667

Unsecured note payable to vendor with monthly
installment of $282, bearing interest at a
rate of 8.82% maturing September 2003                       9,728          -

Unsecured note payable to vendor with monthly
installments of $3,675, bearing interest at a
rate of 6.0% maturing March 2000                             -           56,460
                                                      -----------    ----------
                                                          446,391       418,842
Current maturities of long-term debt                 (    203,515)  (   191,112)
                                                      -----------    ----------
Long-term debt                                        $   242,876    $  227,730
                                                      ===========    ==========

Aggregate maturities of notes payable for the years subsequent to the year ended May 31, are as follows:

             2000                                    $    203,515
             2001                                         159,450
             2002                                          68,445
             2003                                          14,981
                                                     ------------
                                                     $    446,391
                                                     ============

NOTE 10.   CREDIT ARRANGEMENT

The Company has a line of credit with a bank for advances up to $500,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1.0%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs.

Certain information regarding the credit arrangement as of May 31, 2000 is summarized as follows:

Maximum amount of borrowing outstanding, at any month end $ 401,814

Minimum amount of borrowing outstanding at any month end $ -

Interest expense related to this credit arrangement amounted to $9,976 and $3,751 for the years ended May 31, 2000 and 1999, respectively, and are included in operating expenses.

NOTE 11.   CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

                                                           2000         1999
                                                      -----------    -----------
Lease payment, payable in monthly installments
of $315 inclusive of imputed interest at a rate
of 7.9% maturing on December 2002                     $     5,612    $    -

Current obligations under capital lease              (      3,210)  (     -    )
                                                      -----------    ----------
Long-term obligations under capital lease             $     2,402    $    -
                                                      ===========    ==========

Future minimum lease payments under capital lease for the years ended subsequent to May 31, are as follows:

             2000                                     $    3,785
             2001                                          2,532
                                                      ----------
                                                           6,317
Amount representing interest                         (       705)
                                                      ----------
Present value of future minimum lease payments        $    5,612
                                                      ==========

Interest expense recorded on capital lease obligation of the Company amounted to $288 for the year ended May 31, 2000. This amount is included in selling, general, and administrative expenses.

NOTE 12.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                           2000         1999
                                                      -----------    -----------
Compensation, related taxes, and benefits             $   191,311    $  193,613
Advertising                                                  -           38,410
Accounting                                                 65,854        42,500
Other professional fees                                     8,500        45,000
Insurance                                                  14,899         7,412
Miscellaneous                                               5,420         5,380
                                                      -----------    ----------
                                                      $   285,984    $  332,315
                                                      ===========    ==========

NOTE 13.   COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company also leases various office equipment under non-cancelable leases expiring at various dates through September 2002. Rent expense under these operating leases was $11,648 in the current year and is included in selling, general, and administrative expenses.

In addition, the Company leases several automobiles. The leases have monthly payments ranging from $279 to $1,392. Lease payments totaled $69,848 and $60,099 for the years ended May 31, 2000 and 1999, respectively.

Future minimum lease payments under all operating leases for years subsequent to May 31, are as follows:

              2000                                    $   66,302
              2001                                        51,491
              2002                                         5,750
                                                      ----------
                                                      $  123,543
                                                      ==========

Warranty - In its normal course of business, the Company provides a one-year warranty covering its work. The Company's policy is to expense costs, if any, in connection with this warranty in the period such costs are incurred. In the opinion of management, based upon prior experience, future warranty costs are not anticipated to be material.

Prepaid Service Agreements - Air Conditioning sells prepaid service agreements, which are primarily for a period of three years. Unearned revenues related to these service agreements are reflected on the consolidated balance sheets as deferred revenues.

Employment Agreement - In April 1999, the Company entered into an employment agreement with an individual, upon the acquisition of a communications business. The agreement requires the Company to pay this party over a period of two years. The individual shall also receive a percentage of the excess gross profits (as defined) generated by the individual.

Year 2000 - The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software applications and believes they are Year 2000 compliant. The Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

Litigation - On July 26, 2000, a former employee, filed suit for breach of his employment agreement. The matter is pending in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida. The former employee is seeking compensatory damages, interest and attorneys' fees and costs, as well as a declaratory judgment as to the restrictive covenant contained within the employment agreement. The Company denies the allegations set forth in the complaint. An agreed order granting Defendant's Motion to Dismiss, without prejudice, has been submitted to the Court for entry. Discovery in this action has not yet commenced.

The same former employee filed a charge of discrimination with the Equal Employment Opportunity Commission against the Company, alleging that he was discriminated against, in violation of the Americans With Disabilities Act of 1990, as amended. The Company's Position Statement regarding this Charge of Discrimination is due to be submitted to the Equal Employment Opportunity Commission on or before October 15, 2000.

The Company intends to vigorously defend against the former employee's claims.

NOTE 14.  STOCKHOLDERS' EQUITY

During 2000, the Company put in treasury stock 92,820 shares of its common stock from the Employee Stock Ownership Plan (ESOP) for approximately $21,482, which was accrued in prior years.

During 1999, the Company retired 42 shares of its common stock from the Employee Stock Ownership Plan (ESOP) for approximately $7,000 in addition to the $14,700 accrued in the prior year. The Company also acquired a business and issued 40 shares as part of the agreement. The excess of the cost of shares issued over the par value resulted in an increase in additional paid-in capital of $30,429.

NOTE 15.  BACKLOG

The following schedule summarizes the changes in backlog on contracts. Backlog represents the amount of revenue the Company is contracted to realize from work to be performed on uncompleted contracts in progress at year-end.

Backlog balance at May 31, 1999                                    $    472,299
Expenditures and profit recognition on prior year backlog         (     472,299)
New contracts not completed during the current year                   7,897,078
Expenditures and estimated profit recognized on
  uncompleted contracts                                           (   2,504,139)
                                                                   ------------
  Backlog balance at May 31, 2000                                  $  5,392,939
                                                                   ============

NOTE 16.  SEGMENTS AND RELATED INFORMATION

During the current year, the Company adopted FASB Statement No. 131 (SFAS No.
131), "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

The Company's three business segments have separate management teams and infrastructures that offer different services. They are managed separately because each business segment provides different unrelated services. The Company's three business segments are electrical, air conditioning, and faxmail. The Company provides electrical service, repair, and maintenance of commercial and residential facilities through electric. Installation, service, repair and maintenance of commercial and residential air conditioning systems are done through air conditioning. Faxmail segment provides a worldwide facsimile transmission network with facsimile equipment located in various commercial and public locations throughout the United States and other countries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

The following segment information includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                        Air
Year ended May 31, 2000   Electric  Conditioning Faxmail Unallocated   Total
-------------------------------------------------------------------------------
Revenues earned -
  External customers    $ 6,761,813 $ 5,026,404 $ 197,577 $   -    $ 11,985,794
  Intersegment              294,340      14,277      -        -         308,617
-------------------------------------------------------------------------------
  Total revenues earned $ 7,056,153 $ 5,040,681 $ 197,577 $   -    $ 12,294,411
===============================================================================
Gross margins             2,160,284     993,256    82,010     -       3,235,550
===============================================================================
Operating earnings (loss)   516,526 (   337,171)(  29,127)    -         150,228
===============================================================================
Depreciation and
  amortization              130,737     128,002      -        -         258,739
===============================================================================
Interest expense             19,937      14,064      -        -          34,001
===============================================================================
Total assets              2,147,890   1,118,210    53,153   767,621   4,086,874
===============================================================================
Capital expenditures        260,732     172,750      -       58,780     492,262
===============================================================================

                                          Air
Year ended May 31, 1999   Electric  Conditioning   Faxmail Unallocated  Total
-------------------------------------------------------------------------------
Revenues earned -
  External customers    $ 6,029,781 $ 3,601,914      N/A       -    $ 9,631,695
  Intersegment              139,225      34,051      N/A       -        173,276
-------------------------------------------------------------------------------
  Total revenues earned $ 6,169,006 $ 3,635,965      N/A       -    $ 9,804,971
===============================================================================
Gross margins             1,955,256     928,704      N/A       -      2,883,960
===============================================================================
Operating earnings (loss)   527,330  (  268,336)     N/A       -        258,994
===============================================================================
Depreciation and
  amortization               87,438      85,404      N/A       -        172,842
===============================================================================
Interest expense             10,484       9,080      N/A       -         19,564
===============================================================================
Total assets              1,435,798     724,304      N/A    511,798   2,671,900
===============================================================================
Capital expenditures        160,446      99,852      N/A    134,811     395,109
===============================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years covered by this report, we did not have a change in or a disagreement with our accountants. We initially appointed Dohan and Company as our auditors in 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our Directors and executive officers are as follows:

Director
Name                 Since         Age     Position
-----                -----         ---     --------
W. Edd Helms, Jr.*   1985           54     Chairman of the Board of
                                           Directors, President and
                                           Chief Executive Officer
L. Wade Helms        1986           43     Executive Vice President and
                                           Director
Carol Helms          1985           51     Secretary and Director

* Designates Member of the audit and compensation committees of the Board of Directors.

W. Edd Helms, Jr., since the Merger, has been our Chairman of the Board of Directors, President, and Chief Executive Officer. Mr. Helms was the Chairman of the Board of Directors, President, and Chief Executive Officer of Hotelecopy and served in these capacities since the inception of Hotelecopy in 1985. Mr. Helms is also the President of Edd Helms Air Conditioning, Inc. Before the Merger, Mr. Helms was the President and a Director of Edd Helms, Incorporated. Mr. Helms is the brother of L. Wade Helms and the husband of Carol Helms.

L. Wade Helms is an Executive Vice President and a Director since the Merger. From February 1986 until the effective date of the Merger, Mr. Helms served in the capacity of Executive Vice President and a Director of Hotelecopy. From 1983 to 1986, he was the Chief Financial Officer and Vice President of Edd Helms, Incorporated and he served as a Director of Edd Helms, Incorporated from 1984 until 1990.

Carol Helms is a Director and Secretary. She was a Director and the Secretary of Hotelecopy since its inception in 1985. She does not devote full time to our company affairs and receives no compensation. She was also the Secretary and a Director of Edd Helms, Incorporated through the date of the Merger.

Directors are elected to hold office until the next Annual Meeting of Shareholders and until respective successors are elected and qualified. Our officers are elected by the Board of Directors at the Annual Meeting and hold office for the term of one year and until their successors are elected and qualified.

Our by-laws contain provisions that permit indemnification, including legal fees, of our directors, officers, employees, and agents to the fullest extent permitted by Florida law.

ITEM 10. EXECUTIVE COMPENSATION.

I.  SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to our executive officers and the executive officers of Edd Helms, Incorporated. The figures reported for year 2000 reflect compensation paid to our officers and the figures reported for years 1999 and 1998 reflect compensation paid to officers of Edd Helms, Incorporated. The officers of Hotelecopy were not compensated for their services in the past three fiscal years. Neither we, Hotelecopy or Edd Helms, Incorporated has issued any shares to its officers or directors as compensation in the past three years. We have no employment agreements with any officers or employees.

--------------------------------------------------------------------------------
Annual Compensation                       Long-Term Compensation
----------------------------------------- --------------------------------------
                                          Awards                 Payouts
----------------------------------------- ---------------------- ---------------
   (a)         (b)  (c)    (d)   (e)      (f)         (g)       (h)      (i)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------
Name and      Year Salary Bonus Other  Restricted Option/SARs LTIP    All Other
Principal                       Annual Stock                  Payouts comp.(inc.
Position                        Comp   Awards                         (cars)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

W. Edd Helms, 2000 $249,964                                              $19,800
Jr.           1999 $160,004                                              $19,800
President and 1998 $160,104                                              $19,800
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

L. Wade Helms 2000 $89,764                                                $8,648
Exec. Vice    1999 $77,901                                                $8,648
President     1998 $75,102                                                $8,648
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Carol Helms,  2000 $0
Secretary     1999 $0
              1998 $0
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of September 30,2000, information with respect to (a) any person known to us to be the beneficial owner of five percent or more of the outstanding shares of our common stock, (b) each of our Directors and our executive officers, and (c) all of our Directors and executive officers as a group. For computing the percentage of the shares of our common stock owned by each person or group listed in this table, any shares not outstanding, which are subject to options or warrants exercisable within 60 days have been deemed outstanding. Except as otherwise indicated below, we believe each of the persons named below to possess sole voting and investment power with respect to the shares of our common stock beneficially owned by such person.

                     Amt. Of Beneficially
Name                   Owned Common Stock                  Percent
-------------------  --------------------                  -------
W. Edd Helms, Jr.          10,398,331 (1)                    82.17%
L. Wade Helms                  16,326 (2)                      .13%
Carol Helms                 9,354,183 (3)                    73.92%
ESOP                        1,266,441 (4                     10.00%
All Officers and Directors 10,414,639 (5)                    82.30% (6)


The address of all three of our officers is: 17850 N.E. 5th Ave, Miami, Florida 33162.

(1) This includes 10,890 shares held by his daughters, 9,277,934 shares held as a joint tenant with his wife Carol Helms, and 272,330 shares attributed to Mr. Edd Helms due to his percentage ownership of our ESOP, which holds 1,266,441 shares of our common stock.

(2) This includes 887 shares held as joint tenants with his wife, 2,179 shares attributed to Mr. Wade Helms due to his percentage ownership of our ESOP and an option to acquire 12,000 restricted shares of our stock at a purchase price of $1.10 which option will expire on September 9, 2001.

(3) This includes 10,890 held by her daughters, 9,277,934 shares held as a joint tenant with her husband Edd Helms, 65,359 shares attributed to Mrs. Helms due to her percentage ownership of our ESOP, and an option to acquire 1,000 restricted shares of out stock at a purchase price of $.875 which option will expire on November 4, 2001. Mrs. Helms disclaims beneficial ownership as to her daughters' shares.

(4) The ESOP was adopted by Edd Helms, Incorporated on May 15, 1995 and at the time of merger was funded with roughly 633 shares of the common stock of Edd Helms, Incorporated. As a result of the merger with Hotelecopy, the ESOP held 1,378,781 of our shares of common stock. Since the merger, the ESOP 112,635 shares have been retired, so that now the ESOP holds 1,266,146 shares.

(5) See notes 1-4 for the details.

(6) For purposes of the percentage calculations, the shares held in common by Edd and Carol Helms are included in the percentage ownership of each of them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We lease our office and warehouse facilities from a partnership owned by W. Edd Helms, Jr., and Carol Helms. See the description of property.

We believe that the above transaction is on terms and conditions at least as favorable to us as those that would have been available from non-affiliated third parties. Any future transactions between us and our Officers, Directors or principal shareholders or any affiliates thereof will be made for bona fide business purposes on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     2. Exhibits required to be filed by Item 601 of Regulation S-B.  None.

No Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          /s/ EDD HELMS GROUP, INC.
                                          -------------------------
                                              (Registrant)

                                       By /s/ W. Edd Helms, Jr.
                                          -------------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       DATE October 11, 2000

In accordance with the Exchange Act, this report has been signed on the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By /s/ L. Wade Helms
                                          -------------------------
                                          L. WADE HELMS
                                          VICE PRESIDENT

                                       DATE October 11, 2000

                                       By /s/ Carol Helms
                                          -------------------------
                                          CAROL HELMS
                                          SECRETARY

                                       DATE October 11, 2000