Form 10QSB
period 2000-08-31
EDD HELMS GROUP INC
filed 2000-10-20
CIK 854883

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                           Commission file number: 0-17978

                              EDD HELMS GROUP, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Florida                                 59-2605868
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

                17850 N.E. 5th Avenue, Miami, Florida 33162-1008
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 653-2520
                ------------------------------------------------
                           (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report.)

12,581,608 shares of common stock, par value $.01 per share, were outstanding at October 19, 2000.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX
                                                                           PAGE
PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet - August 31, 2000 and 1999 (unaudited) 1 Consolidated Statements of Income and Other Comprehensive Income-
           Three Months ended August 31, 2000 and 1999 (unaudited)            2
         Consolidated  Statements of Cash Flows - Three Months
           ended August 31, 2000 and 1999 (unaudited)                         3
         Notes to Consolidated Financial Statements                           5
Item 2-Management's Discussion and Analysis or Plan of Operation              6

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                     7
Item 2 -Changes in Securities                                                 7
Item 3 -Defaults Upon Senior Securities                                       7
Item 4 -Submission of matters to a Vote of Securities Holders                 7
Item 5 -Other Information                                                     8
Item 6 -Exhibits and reports on Form 8-K                                      8

PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (unaudited)

The financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET - AUGUST 31,
(UNAUDITED)
                                                              2000       1999
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                  $ 386,071  $ 310,657
Restricted cash-certificate of deposit                        10,000     10,000
Accounts receivable, less allowance for doubtful accounts
  of $ 67,582 and $ 51,966                                 1,822,365  1,028,198
Available-for-sale equity security, at fair market value      86,970       -
Due from employees                                            14,022     15,063
Costs and estimated earnings in excess
  of billings on uncompleted contracts                       230,089    164,042
Inventories                                                  543,724    554,916
Prepaid expenses                                              55,882    124,307
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       3,149,123  2,207,183
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                  793,961    658,959
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net   207,142    247,365
Deferred income taxes                                         64,408       -
Other                                                         12,134      8,949
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                           283,684    256,314
--------------------------------------------------------------------------------

TOTAL ASSETS                                              $4,226,768 $3,122,456
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                      $  289,193 $  219,611
Credit arrangement                                           476,814       -
Accounts payable                                             734,454    349,222
Customer deposits                                               -       113,799
Accrued liabilities                                          254,782    347,870
Deferred revenue                                                -        13,403
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                   468,087    129,573
Deferred income taxes                                         64,408       -
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  2,287,738  1,173,478

LONG-TERM DEBT                                               138,582    262,074
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                          2,426,320  1,435,552
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,673,995 issued and 12,581,608
  and 12,673,995 outstanding                                 126,740    126,740
Additional paid-in capital                                   186,946    198,601
Retained earnings                                          1,517,722  1,361,563
Treasury stock, 92,387 shares at cost                         (3,890)      -
Unrealized loss on available-for-sale equity security        (27,070)      -
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 1,800,448  1,686,904
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $4,226,768 $3,122,456
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
For the three Months Ended August 31,                         2000       1999
--------------------------------------------------------------------------------
REVENUES EARNED                                           $3,169,664 $2,621,249
COST OF REVENUES EARNED                                    2,363,541  1,814,358
--------------------------------------------------------------------------------
GROSS PROFIT                                                 806,123    806,891
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 768,889    622,217
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                        37,134    184,674
--------------------------------------------------------------------------------
INTEREST AND OTHER
Interest income                                                4,578      3,485
Interest expense                                             (17,438)    (5,789)
Sale of telephone number                                     163,867       -
--------------------------------------------------------------------------------
TOTAL INTEREST AND OTHER                                     151,007     (2,304)
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   188,141    182,370
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and state income taxes                 (65,849)   (56,535)
Tax benefit from utilization of net operating
loss carryforward                                             65,849     56,375
--------------------------------------------------------------------------------
INCOME TAXES                                                    -         (160)
--------------------------------------------------------------------------------
NET INCOME                                                $  188,141 $  182,210
================================================================================
OTHER COMPREHENSIVE INCOME

NET INCOME                                                $  188,141 $  182,210

UNREALIZED LOSS ON AVAILABLE-FOR-SALE EQUITY SECURITY        (27,070)      -
--------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                $  161,071 $  182,210
================================================================================
PER SHARE OF COMMON STOCK (BASIC AND DILUTED)                 $ 0.01     $ 0.01
================================================================================
*WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC
AND DILUTED)                                              12,581,608 12,673,995
* Outstanding shares were retroactively restated to reflect the merger
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three Months Ended August 31,                        2000        1999
--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $  188,141 $  182,210
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                 69,935     49,379
Available-for-sale equity security received for phone number(114,040)      -
Changes in assets (increase) decrease:
Accounts receivable                                         (255,201)   (95,306)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                        81,464     11,417
Inventories                                                  (77,674)   (26,425)
Prepaid expenses and other current assets                    (25,665)   (61,965)
Other assets                                                  (1,994)    (5,260)
Changes in liabilities increase (decrease):
Accounts payable                                            (101,998)   (44,382)
Customer deposits                                            (35,617)    57,707
Accrued liabilities                                          (31,202)    (2,316)
Deferred revenues                                               -         8,808
Billings in excess of costs and estimated
  earnings on uncompleted contracts                          304,867    (12,669)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,016     61,198
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (31,621)  (126,624)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                        (31,621)  (126,624)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes                              104,506    133,443
Advances to affiliate                                           -           506
Principal payments on long-term debt and notes payable       (49,746)   (70,600)
Cash received for stock in merger                               -         5,601
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     54,760     68,950
--------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     24,155      3,524
CASH AND CASH EQUIVALENTS - BEGINNING                        361,916    307,133
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING                        $  386,071 $  310,657
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
(UNAUDITED)

Supplemental disclosures of non-cash investing and financing transactions:

Interest paid                                              $ 17,438     $ 5,789
Interest received                                             4,578       3,485
Receipt of available-for-sale equity security in connection
  with sale of telephone number                             114,040        -
Issuance of note payable in connection with
purchases of property and equipment                            -        133,443
Issuance of common stock in connection with
  merger:
Certificate of deposit                                         -        (10,000)
Accounts receivable                                            -           (824)
Deferred tax asset                                             -       (179,176)
Deposits                                                       -         (2,265)
Other assets                                                   -           (539)
Goodwill                                                       -       (178,622)
Assumption of liabilities                                      -         69,334
Intercompany account                                           -         50,125
--------------------------------------------------------------------------------
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   GENERAL

The accompanying  unaudited  consolidated   financial statements of the
Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.   RECLASSIFICATION

Certain amounts recorded in the three months ended August 31, 1999, have been reclassified to conform to the current period presentation.

NOTE 3.   AMORTIZATION

Goodwill representing the acquisition of a communication business acquired during the fiscal year ended May 31, 1999, is being amortized over 15 years using the straight-line method. Goodwill resulting from the merger is being amortized over 5 years using the straight-line method.

NOTE 4.  SALE OF TELEPHONE NUMBER

During the quarter ended August 31, 2000, the Company sold a telephone number used in the fax-mail division. The sales price was represented by the receipt of marketable securities valued at $114,040 and cash of $49,827, for a total of $163,867. This entire amount was reflected as income.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 5.   NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

NOTE 6.   CONDENSED SEGMENT INFORMATION

The following condensed segment information includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                            Air
                              Electric  Conditioning  Fax-mail     Total
-------------------------------------------------------------------------------
Revenues earned -           $ 1,748,983 $ 1,362,089 $  58,592 $ 3,169,664
Cost of revenues earned      (1,290,334) (1,034,608)  (38,599) (2,363,541)
-------------------------------------------------------------------------------
Gross margins                   458,649     327,481    19,993     806,123
Expenses                       (422,961)   (325,956)  (32,932)   (781,849)
Sale of telephone number           -           -      163,867     163,867
-------------------------------------------------------------------------------
Income before income taxes  $    35,688 $     1,525 $ 150,928 $   188,141
===============================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

REVENUES EARNED

Revenues for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999, increased by approximately 21%. The increase is a result of a general increase of business, in particularly contract work, including a major construction project in Hallandale, Florida. We have an ongoing aggressive advertising campaign and believe some of these increases are due to our advertising campaign, with the balance the result of referrals and previously satisfied customers.

COST OF REVENUES EARNED

Costs of revenues earned increased approximately 30% for the three months ended August 31, 2000, as compared to the same period in 1999. Even though there was an increase in costs, attributable to the increase in revenues, the gross profit for the period remained almost constant compared to the same period in 1999. We have made a concerted effort to monitor our purchasing which has a direct effect on our gross profit percentage. However, certain projects undertaken by our air conditioning division were not nearly as profitable as was originally projected at the start of those jobs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased significantly in the three months ended August 31, 2000, as compared to the same period in 1999. Most of the selling, general and administrative expenses remained the same or varied slightly with general upward trends nationwide. However, a few expenses increased significantly resulting in major fluctuations of approximately $147,000 as compared to the same period in 1999. These expenses were:

General inflationary increases                      $  27,000
Additional sales personal added, including benefits    60,000
Increased educational expenses                         10,000
Advertising                                            10,000
Other items                                            40,000
                                                    ---------
                                                    $ 147,000
                                                    =========
NET INCOME

Net income was about the same in the three-month period ended August 31, 2000, as compared to the three-month period ended August 31, 1999. This was solely the result of the sale of a telephone number to a fax-mail company for $163,867. Our income from operations actually dropped approximately $147,000 due to the increased expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Edd Helms Group, Inc. had working capital of approximately $861,385 and a ratio of current assets to current liabilities of approximately 1.4 to 1 at August 31, 2000. This compares with the August 31, 1999, working capital of approximately $1,030,000 and a ratio of current assets to current liabilities of 1.9 to 1. Compared to the same quarter last year, cash balances increased about $75,000. Accounts receivable increased by approximately $794,000. Accounts payable increased by approximately $385,000 and customer deposits decreased by approximately $114,000.

Cash was used to purchase additional vehicles in the continuing upgrade of our fleet of service vehicles. Offsetting this cash utilization was approximately $132,000 of proceeds from the issuance of notes, offset by the prepayment of notes of approximately $50,000.

Historically, prior to the merger, Edd Helms, Inc. has financed its operation and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, inventory and supplies used in the operation of the business.

We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures for property and equipment in the year ahead. However, we have used $476,814 of our $500,000 credit line.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

During the quarter ended there were no changes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
(a)      Exhibits - 27 Financial Data Schedule

(b)      Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EDD HELMS GROUP, INC.
                         -----------------------
                             (Registrant)

Date October 20, 2000    /s/  W. Edd Helms, Jr.
     ----------------    ----------------------
                         W. EDD HELMS, JR.
                         PRESIDENT AND CHIEF EXECUTIVE OFFICER