Form 10QSB
period 2000-11-30
EDD HELMS GROUP INC
filed 2001-01-22
CIK 854883

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

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended November 30, 2000

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

12,581,608 shares of common stock, par value $.01 per share, were outstanding at January 15,2001.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX
                                                                            PAGE

PART I-FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet - November 30, 2000 and 1999 (unaudited) 1 Consolidated Statements of Income and Other Comprehensive Income-
         Three and Six Months ended November 30, 2000 and 1999 (unaudited) 2 Consolidated Statements of Cash Flows - Six Months ended
           November 30, 2000 and 1999 (unaudited)                              3
         Notes to Consolidated Financial Statements                            5

Item 2-Management's Discussion and Analysis or Plan of Operation               6

PART II-OTHER INFORMATION

Item 1 -Legal Proceedings                                                      7

Item 2 -Changes in Securities                                                  7

Item 3 -Defaults Upon Senior Securities                                        7

Item 4 -Submission of matters to a Vote of Securities Holders                  7

Item 5 -Other Information                                                      8

Item 6 -Exhibits and reports on Form 8-K                                       8

PART I-FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)

The financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET - NOVEMBER 30,
(UNAUDITED)
                                                              2000       1999
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                  $  77,255  $ 177,797
Restricted cash-certificate of deposit                        10,000     10,000
Accounts receivable, less allowance for doubtful accounts
  of $ 67,507 and $ 49,924                                 4,844,951  1,300,125
Available-for-sale equity security, at fair market value      14,783       -
Due from employees                                            13,045     18,842
Costs and estimated earnings in excess
  of billings on uncompleted contracts                       346,022    275,385
Inventories                                                  439,304    559,409
Prepaid expenses                                              78,270    125,631
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       5,823,630  2,467,189
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                  907,655    700,658
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net   197,086    237,309
Deferred income taxes less valuation allowance of $397,970      -          -
Other                                                          9,629      8,455
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                           206,715    245,764
--------------------------------------------------------------------------------
TOTAL ASSETS                                              $6,938,000 $3,413,611
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                      $  238,540 $  369,824
Credit arrangement                                           476,814       -
Accounts payable                                           2,666,296    559,382
Customer deposits                                               -       164,540
Accrued liabilities                                          199,667    261,085
Deferred revenue                                               9,520      6,436
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                   876,816    201,871
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  4,467,653  1,563,138

LONG-TERM DEBT                                               251,900    260,486
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                          4,719,553  1,823,624
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,673,995 and 12,654,500 issued
  and outstanding                                            126,740    126,545
Additional paid-in capital                                   186,946    186,625
Retained earnings                                          2,007,908  1,276,817
Treasury stock, 92,387 shares at cost                         (3,890)      -
Accumulated other comprehensive income                       (99,257)      -
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 2,218,447  1,589,987
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $6,938,000 $3,413,611
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
  THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999(UNAUDITED)

                              Three Months Ended            Six Months Ended
                                 November 30,                     November 30,
                                 2000        1999           2000          1999
--------------------------------------------------------------------------------
REVENUES EARNED             $ 6,860,077   $ 2,817,811   $10,065,847 $ 5,439,060
COST OF REVENUES EARNED       5,456,630     2,180,030     7,902,451   3,994,388
--------------------------------------------------------------------------------
GROSS PROFIT                  1,403,447       637,781     2,163,396   1,444,672
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        899,133       721,007     1,621,947   1,343,224
--------------------------------------------------------------------------------
INCOME (LOSS) FROM
 OPERATIONS                     504,314       (83,226)      541,449     101,448
--------------------------------------------------------------------------------
INTEREST AND OTHER
Interest income                   4,637         5,239         9,214       8,724
Interest expense                (18,765)       (6,760)      (36,203)    (12,549)
Sale of telephone number           -             -          163,867        -
--------------------------------------------------------------------------------
TOTAL INTEREST AND OTHER        (14,128)       (1,521)      136,878      (3,825)
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES      490,186       (84,747)      678,327      97,623
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and
 state income taxes            (144,432)       34,153      (210,281)    (22,382)
Tax benefit from utilization
 of net operating
 loss carryforward              144,432       (34,153)      210,281      22,222
--------------------------------------------------------------------------------
INCOME TAXES                       -             -             -           (160)
--------------------------------------------------------------------------------
NET INCOME                  $   490,186    $  (84,747)   $  678,327 $    97,463
================================================================================

OTHER COMPREHENSIVE INCOME
NET INCOME                  $  490,186     $  (84,747)   $  678,327 $    97,463
UNREALIZED LOSS ON
 AVAILABLE-FOR-SALE
 EQUITY SECURITY               (72,187)         -           (99,257)       -
--------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME  $  417,999    $  (84,747)    $  579,070  $   97,463
================================================================================

PER SHARE OF COMMON STOCK
 (BASIC AND DILUTED)            $ 0.04        $(0.01)        $ 0.05      $ 0.01
================================================================================
*WEIGHTED AVERAGE SHARES
 OUTSTANDING (BASIC
 AND DILUTED)               12,673,995    12,669,798     12,673,995  11,563,093
* Outstanding shares were retroactively restated to reflect the merger
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended November 30,                        2000        1999
--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $  678,327 $   97,463
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                146,035    111,463
Stock repurchase                                                 -       (4,658)
Available-for-sale equity security received
  for phone number                                          (113,866)      -
Changes in assets (increase) decrease:
Accounts receivable                                       (3,316,901)  (367,232)
Other receivables                                              5,246     (9,037)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                       (34,469)   (99,926)
Inventories                                                   26,746    (30,918)
Prepaid expenses and other current assets                    (47,997)   (62,155)
Changes in liabilities increase (decrease):
Accounts payable                                           1,825,125    165,731
Customer deposits                                                -      108,448
Accrued liabilities                                          (81,597)   (96,568)
Income taxes payable                                             -         (160)
Deferred revenues                                              9,520      1,841
Billings in excess of costs and estimated
  earnings on uncompleted contracts                          717,094     59,629
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                       (186,737)  (126,079)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (211,360)  (220,372)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                       (211,360)  (220,372)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes                              122,925    193,257
Principal payments on long-term debt and notes payable       (84,488)  (131,746)
Proceeds from credit line                                     75,000    150,000
Cash received for stock in merger                                -        5,604
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    113,437    217,115
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (284,660)  (129,336)
CASH AND CASH EQUIVALENTS - BEGINNING                        361,915    307,133
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING                        $   77,255 $  177,797
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(UNAUDITED)

Supplemental disclosures of non-cash investing and financing transactions:
Interest paid                                             $   36,203    $12,549
Interest received                                              9,214      5,552
Receipt of available-for-sale equity security in connection
  with sale of telephone number                              113,866       -
Issuance of note payable in connection with
purchases of property and equipment                             -       133,443
Issuance of common stock in connection with
  merger:
Certificate of deposit                                          -       (10,000)
Accounts receivable                                             -          (824)
Deferred tax asset                                              -      (179,176)
Deposits                                                        -        (2,265)
Other assets                                                    -          (539)
Goodwill                                                        -      (178,622)
Assumption of liabilities                                       -        69,334
Intercompany account                                            -        50,125
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

NOTE 2.   RECLASSIFICATION

Certain amounts recorded in the six months ended November 30, 2000, have been reclassified to conform to the current period presentation.

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
                                             Air
                               Electric  Conditioning   Fax-mail       Total
-------------------------------------------------------------------------------
Revenues earned -           $ 7,061,340  $ 2,888,248  $ 116,259    $ 10,065,847
Cost of revenues earned      (5,522,697)  (2,313,482)   (66,272)     (7,902,451)
-------------------------------------------------------------------------------
Gross margins                 1,538,643      574,766     49,987       2,163,396
Expenses                       (972,012)    (609,619)   (67,305)     (1,648,936)
Sale of telephone number           -            -       163,867         163,867
-------------------------------------------------------------------------------
Income before income taxes  $   566,631  $  ( 34,853) $ 146,549    $    678,327
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

REVENUES EARNED

Revenues for the three months ended November 30, 2000, as compared to the three months ended November 30, 1999, increased $4,042,266 by approximately 143%. Revenues for the six months ended November 30, 2000, increased $4,626,787 or 85% over revenues for the same six-month period of 1999. The increase is a result of a general increase of business, in particularly contract work, including a major construction project in Hallandale, Florida, and a major data communications project at the same location. We have an ongoing aggressive advertising campaign which effected an increase in service business and believe some of these increases are due to our advertising campaign, with the balance the result of referrals and previously satisfied customers.

COST OF REVENUES EARNED

Costs of revenues earned increased $3,276,600, approximately 150% for the three months ended November 30, 2000, as compared to the same period in 1999. Costs of revenues for the six months ended November 30, 2000 increased $3,994,388 or 98% over costs of revenues for the same six-month period of 1999. Even though there was an increase in costs, attributable to the increase in revenues, the gross profit for the period increased $718,724, approximately 50% compared to the same period in 1999.

Selling, general and administrative expenses increased $178,126, approximately 25%, in the three months ended November 30, 2000, as compared to the same period in 1999. Selling, general and administrative expenses for the six months ended November 30, 2000, increased $278,723 or 21% over selling, general and administrative expenses for the same six-month period of 1999. Most of the selling, general and administrative expenses remained the same or varied slightly with general upward trends nationwide. However, a few expenses increased significantly resulting in major fluctuations of approximately $279,000 as compared to the same period in 1999. These expenses were:

     General inflationary increases                             $ 34,000
     Personnel added, including benefits                         180,000
     Increased educational expenses                               10,000
     Increased communication expenses                             10,000
     Other items                                                  45,000
                                                                 -------
                                                                $279,000
                                                                ========

NET INCOME

Net income increased $574,933, approximately 678% in the three-month period ended November 30, 2000, as compared to the three-month period ended November 30, 1999. Net income for the six months ended November 30, 2000, increased $580,864 or 596% over net income for the same six-month period of 1999.This increase is a result of the increased revenue derived from electrical service, datacom service, air conditioning service, and from the large construction and data communications project located in Hallandale, Florida.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of approximately $1,355,977 and a ratio of current assets to current liabilities of approximately 1.3 to 1 at November 30, 2000. This compares with the November 30, 1999, working capital of approximately $904,051 and a ratio of current assets to current liabilities of 1.6 to 1. Compared to the same quarter last year, cash balances decreased about $100,500. Accounts receivable increased by approximately $3,545,000. Accounts payable increased by approximately $2,107,000.

Cash was used to purchase additional vehicles in the continuing upgrade of our fleet of service vehicles. Offsetting this cash utilization was approximately $123,000 of proceeds from the issuance of notes, offset by the prepayment of notes of approximately $84,000.

Historically, prior to the merger, we financed our operations and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, inventory and supplies used in the operation of the business.

Our credit line was increased to $750,000 immediately following the end of the quarter. On December 18, 2000, we paid off approximately $476,814 that had been drawn down on our line of credit. In doing this, we have met one of the requirements of the loan covenants with the lending institution which calls for a 30 day clean up of the credit line during the year. We expect to use the credit line as it may be needed from time to time for short-term working capital.

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

The same former employee filed a charge of discrimination with the Equal Employment Opportunity Commission against the Company, alleging that he was discriminated against, in violation of the Americans With Disabilities Act of 1990, as amended. The Company's Position Statement regarding this Charge of Discrimination was filed in a timely manner and submitted to the Equal Employment Opportunity Commission on November 8, 2000.

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

Date January 19, 2001                     /s/  W. Edd Helms, Jr.
     ----------------                     ----------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER