Form 10QSB
period 2001-02-28
EDD HELMS GROUP INC
filed 2001-04-13
CIK 854883

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30, 2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended February 28, 2001

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

12,581,608 shares of common stock, par value $.01 per share, were outstanding at April 12, 2001.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[__]

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX
                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet (unaudited)- February 28, 2001 and 2000 1 Consolidated Statements of Income and Other Comprehensive Income
           (unaudited)- Three and Nine Months ended February 28, 2001 and 2000 2 Consolidated Statements of Cash Flows (unaudited)- Nine Months ended
           February 28, 2001 and 2000                                          3
         Notes to Consolidated Financial Statements (unaudited)                4

Item 2-Management's Discussion and Analysis or Plan of Operation               5

PART II - OTHER INFORMATION

Item 1 -Legal Proceedings                                                      6

Item 2 -Changes in Securities                                                  6

Item 3 -Defaults Upon Senior Securities                                        6

Item 4 -Submission of matters to a Vote of Securities Holders                  7

Item 5 -Other Information                                                      7

Item 6 -Exhibits and reports on Form 8-K                                       7

PART I - FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)

The financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
FEBRUARY 28,                                                  2001       2000
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $1,086,389    199,095
Restricted cash - certificate of deposit                      10,000     10,000
Accounts receivable, less allowance for doubtful accounts
  of $ 47,185 and $ 49,502                                 2,731,019  1,248,483
Available-for-sale equity security, at fair market value      14,783       -
Due from employees                                            12,624     12,796
Costs and estimated earnings in excess
  of billings on uncompleted contracts                       277,220    312,969
Inventories                                                  672,933    621,714
Refundable income taxes                                         -        36,828
Prepaid expenses                                              79,663     76,676
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       4,884,631  2,518,561
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                  896,410    761,835
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net   187,030    227,253
Deferred income taxes less valuation allowance of $294,678      -          -
Other                                                          9,439     13,561
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                           196,469    240,814
--------------------------------------------------------------------------------
TOTAL ASSETS                                              $5,977,510 $3,521,210
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                      $  235,341 $  341,415
Credit arrangement                                              -          -
Accounts payable                                           1,387,262    419,618
Accrued liabilities                                          232,976    199,813
Deferred revenue                                                -         3,445
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                 1,338,127    442,429
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  3,193,706  1,406,720

LONG-TERM DEBT                                               232,158    260,485
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                          3,425,864  1,667,205
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,673,995 and 12,562,100 issued
  and outstanding                                            126,740    125,621
Additional paid-in capital                                   186,946    183,854
Retained earnings                                          2,341,107  1,544,530
Treasury stock, 92,387 shares at cost                         (3,890)      -
Accumulated other comprehensive income                       (99,257)      -
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 2,551,646  1,854,005
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $5,977,510 $3,521,210
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
                              Three Months Ended           Nine Months Ended
                                 February 28,                February 28,
                                 2001          2000          2001        2000
--------------------------------------------------------------------------------
REVENUES EARNED             $ 5,024,275   $ 3,179,713   $15,090,263 $ 8,618,773
COST OF REVENUES EARNED       3,805,348     2,174,636    11,707,799   6,169,024
--------------------------------------------------------------------------------
GROSS PROFIT                  1,218,927     1,005,077     3,382,464   2,449,749
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        883,983       727,352     2,506,072   2,070,576
--------------------------------------------------------------------------------
INCOME (LOSS) FROM
 OPERATIONS                     334,944       277,725       876,392     379,173
--------------------------------------------------------------------------------
INTEREST AND OTHER
Interest income                   8,443           107        17,657       8,831
Interest expense                (10,187)      (10,121)      (46,389)    (22,670)
Sale of telephone number           -             -          163,867        -
--------------------------------------------------------------------------------
TOTAL INTEREST AND OTHER         (1,744)      (10,014)      135,135     (13,839)
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES      333,200       267,711     1,011,527     365,334
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and
 state income taxes            (103,292)         -         (313,573)    (22,382)
Tax benefit from utilization
 of net operating
 loss carryforward              103,292          -          313,573     (22,222)
--------------------------------------------------------------------------------
INCOME TAXES                       -             -             -           (160)
--------------------------------------------------------------------------------
NET INCOME                  $   333,200    $  267,711    $1,011,527 $   365,174
================================================================================

OTHER COMPREHENSIVE INCOME
NET INCOME                  $  333,200     $  267,711    $1,011,527 $   365,174
UNREALIZED LOSS ON
 AVAILABLE-FOR-SALE
 EQUITY SECURITY                  -             -           (99,257)       -
--------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME  $  333,200    $  267,711     $  912,270  $  365,174
================================================================================

PER SHARE OF COMMON STOCK
 (BASIC AND DILUTED)            $ 0.03        $ 0.03         $ 0.08      $ 0.03
================================================================================
*WEIGHTED AVERAGE SHARES
 OUTSTANDING (BASIC
 AND DILUTED)               12,673,995    12,662,160     12,673,995  12,218,741

* Outstanding shares were retroactively restated to reflect the merger
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended February 28,                        2001        2000
--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $1,011,527 $  365,174
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                230,069    176,115
Available-for-sale equity security received
  for phone number                                          (113,866)      -
Changes in assets (increase) decrease:
Accounts receivable                                       (1,163,855)  (315,080)
Income taxes receivable                                         -       (36,828)
Other receivables                                              2,559       -
Costs and estimated earnings in excess
  of billings on uncompleted contracts                        34,333   (137,510)
Inventories                                                 (206,883)   (93,223)
Prepaid expenses and other current assets                    (46,092)   (11,908)
Other assets                                                    -        (8,223)
Changes in liabilities increase (decrease):
Accounts payable                                             500,228     10,875
Customer deposits                                            (35,617)   (56,092)
Accrued liabilities                                          ( 2,425)  (142,750)
Income taxes payable                                             -         (160)
Deferred revenues                                                -       (1,149)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        1,174,907    300,187
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                      1,384,885     49,428
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (274,093)  (336,126)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                       (274,093)  (336,126)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes                              194,003    343,257
Principal payments on long-term debt and notes payable      (178,507)  (160,198)
Proceeds from credit line                                   (401,814)      -
Cash received for stock in merger                                -        5,601
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   (386,318)   188,660
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    724,474   ( 98,038)
CASH AND CASH EQUIVALENTS - BEGINNING                        361,915    297,133
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING                        $1,086,389 $  199,095
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2000
(UNAUDITED)

Supplemental disclosures of non-cash investing and financing transactions:
Interest paid                                             $   46,389    $12,549
Interest received                                             17,657      5,552
Receipt of available-for-sale equity security in connection
  with sale of telephone number                              113,866       -
Issuance of note payable in connection with
purchases of property and equipment                             -       133,443
Issuance of common stock in connection with
  merger:
Certificate of deposit                                          -       (10,000)
Accounts receivable                                             -          (824)
Deferred tax asset                                              -      (179,176)
Deposits                                                        -        (2,265)
Other assets                                                    -          (539)
Goodwill                                                        -      (178,622)
Assumption of liabilities                                       -        69,334
Intercompany account                                            -        50,125
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

NOTE 2.   RECLASSIFICATION

Certain amounts recorded in the nine months ended February 28, 2001, have been reclassified to conform to the current period presentation.

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
                                             Air
                               Electric  Conditioning   Fax-mail       Total
-------------------------------------------------------------------------------
Revenues earned -           $10,793,892  $ 4,134,469  $ 161,902    $ 15,090,263
Cost of revenues earned      (8,413,510)  (3,202,269)   (92,020)    (11,707,799)
-------------------------------------------------------------------------------
Gross margins                 2,380,382      932,200     69,882       3,382,464
Expenses                     (1,534,311)    (913,327)   (87,166)     (2,534,804)
Sale of telephone number           -            -       163,867         163,867
-------------------------------------------------------------------------------
Income before income taxes  $   846,071  $    18,873  $ 146,583    $  1,011,527
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

REVENUES EARNED

Revenues for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000, increased $1,844,462 by approximately 58%. Revenues for the nine months ended February 28, 2001, increased $6,471,490 or 75% over revenues for the same nine-month period of 2000. The increase is a result of a general increase of business, in particularly contract work, including a major construction project in Hallandale, Florida, and a major data communications project at the same location. We have an ongoing aggressive advertising campaign which effected an increase in service business and we believe some of these increases are due to our advertising campaign, with the balance the result of referrals and previously satisfied customers.

COST OF REVENUES EARNED

Costs of revenues earned increased $1,630,712, approximately 75% for the three months ended February 28, 2001, as compared to the same period in 2000. Costs of revenues for the nine months ended February 28, 2001, increased $5,538,775 or 90% over costs of revenues for the same nine-month period of 2000. Even though there was an increase in costs, attributable to the increase in revenues, the gross profit for the period increased $932,715, approximately 38% compared to the same period in 2000.

Selling, general and administrative expenses increased $156,631, approximately 22%, in the three months ended February 28, 2001, as compared to the same period in 2000. Selling, general and administrative expenses for the nine months ended February 28, 2001, increased $435,496 or 21% over selling, general and administrative expenses for the same nine-month period of 2000. Most of the selling, general and administrative expenses remained the same or varied slightly with general upward trends nationwide. However, a few expenses increased significantly resulting in major fluctuations of approximately $435,000 as compared to the same period in 2000. These expenses were:

     General inflationary increases                             $ 26,000
     Personnel added, including benefits                         350,000
     Increased educational expenses                               30,000
     Increased communication expenses                             10,000
     Other items                                                  19,000
                                                                 -------

                                                                $435,000
                                                                ========

NET INCOME

Net income increased $65,489, approximately 24% in the three-month period ended February 28, 2001, as compared to the three-month period ended February 28, 2000. Net income for the nine months ended February 28, 2001, increased $646,193 or 177% over net income for the same nine-month period of 2000. This increase is a result of the increased revenue derived from electrical service, datacom service, air conditioning service, and from the large construction and data communications project located in Hallandale, Florida.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of approximately $1,690,925 and a ratio of current assets to current liabilities of approximately 1.5 to 1 at February 28, 2001. This compares with the February 29, 2000, working capital of approximately $1,111,841 and a ratio of current assets to current liabilities of 1.8 to 1. Compared to the same quarter last year, cash balances increased about $887,300. Accounts receivable increased by approximately $1,482,500. Accounts payable increased by approximately $967,600.

Historically, prior to the merger, we financed our operations and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, inventory and supplies used in the operation of the business.

Our credit line was increased to $750,000 immediately following the end of the quarter. On December 18, 2000, we paid off approximately $476,814 that had been drawn down on our line of credit. In doing this, we have met one of the requirements of the loan covenants with the lending institution which calls for a thirty-day clean-up of the credit line during the year. We expect to use the credit line as it may be needed from time to time for short-term working capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 26, 2000, a former employee, filed suit for breach of his employment agreement. The matter is pending in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida. The former employee is seeking compensatory damages, interest and attorneys' fees and costs, as well as a declaratory judgment as to the restrictive covenant contained within the employment agreement. We have denied the allegations set forth in the complaint. An agreed order granting Defendant's Motion to Dismiss, without prejudice, has been submitted to the Court for entry. Discovery in this action has not yet commenced.

The same former employee filed a charge of discrimination with the Equal Employment Opportunity Commission against us, alleging that he was discriminated against, in violation of the Americans With Disabilities Act of 1990, as amended. Our "Position Statement" regarding this "Charge of Discrimination" was filed in a timely manner and submitted to the Equal Employment Opportunity Commission on November 8, 2000.

On March 16, 2001, The Equal Employment Opportunity Commission issued a Letter of Determination that the evidence obtained during their investigation establishes that there is reasonable cause to believe that a violation of the statute has occurred. We were not previously invited to make a statement before the Commission but have now been invited to join with it in reaching a resolution of this matter. The Company continues to deny the allegations set forth in the complaint. However, the "Letter of Determination" issued by the Commission can be used by the former employee if we continue to defend our position in the court room. We continue to deny the allegations as set forth in the complaint and intend to vigorously defend against the former employee's claims.

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

Date   4-13-2001                          /s/  W. Edd Helms, Jr.
     ----------------                     ----------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER