Form 10KSB
period 2001-05-31
EDD HELMS GROUP INC
filed 2001-09-13
CIK 854883

---------------------------
                                                           OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number:3235-0420
                                                     Expires: April 30, 2003
                                                     Estimated average burden
                                                     hours per response: 294.00
                                                     ---------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year ended May 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the transition period from________to________
                         Commission file number 0-17978

                              EDD HELMS GROUP, INC.
                 (Name of small business issuer in its charter)

             Florida                                     59-2605868
     (State or other jurisdiction                     (I.R.S. Employer
         of incorporation)                         identification number)

   17850 N.E. 5th Avenue, Miami, Florida                  33162-1008
  (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (800) 322-0530

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                               Name of each exchange on which
         Title of each class                             registered
                  None                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $20,270,475.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices as of September 12, 2001, was $652,866.60 (2,176,222 shares at an average bid price of $.30 per share).

There were 12,581,175 shares outstanding of the issuer's common stock, $.01 par value, as of September 12, 2001.
================================================================================

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

FORWARD-LOOKING INFORMATION

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to:

 o Economic conditions generally and in the industries in which our customers participate

 o Competition within our industry, including:

      o Competition from much larger competitors
      o Price increases or supply limitations for components purchased by us and delays, reductions, or cancellations of orders previously placed with and by us or
      o Cancellations of orders previously placed with and by us

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

We are in the business of providing:

 o Electrical and data communications services, including: o Cellular antenna installations o Facilities services o Plant maintenance

 o Air conditioning and refrigeration (provided by our wholly-owned subsidiary), including:
        o Process piping

 o Public facsimile (FAXMAIL) services

Our corporate offices and operations facilities are located at 17850 NE 5th Ave, Miami, Florida 33162. Our mobile fleet services customers in Miami-Dade, Broward and southern Palm Beach counties operate from this location.

RECENT HISTORY

We are a Florida corporation, organized in 1985. We were incorporated under the name of Hotelecopy, Inc.

March 30, 1999 - Edd Helms, Incorporated acquired the stock, assets, business operations and goodwill of L.C.T. Communications Corp., a Florida corporation, from L.C.T. and its shareholders, Lorraine and Charles O'Toole for a purchase price of $100,000, $30,426 of which was paid in shares of Edd Helms, Incorporated. L.C.T. was a data/communication cabling installation, testing, and repair service business servicing Dade, Broward, and Palm Beach counties. As part of the acquisition, Edd Helms, Incorporated entered into a Non-Competition Agreement with Charles and Lorraine O'Toole. They agreed that from March 30, 1999, through March 31, 2001, they would not compete in the field of business of L.C.T. Charles and Lorraine also each entered into an Employment Agreement with Edd Helms Electrical Contacting, Inc. simultaneously with the closing of the acquisition, in which Charles and Lorraine were each bound by a one-year restrictive covenant and a confidentiality clause. We no longer employ either O'Toole.

August 2, 1999 - Hotelecopy merged with Edd Helms, Incorporated, a Florida corporation, with Hotelecopy surviving and through the articles of merger amending its name to "Edd Helms Group, Inc." (this merger will be referred to as the "Merger" throughout this annual report). Our predecessor, Edd Helms, Incorporated, was a privately owned corporation that was incorporated in the State of Florida in 1975. Each director of Hotelecopy and Edd Helms, Incorporated recommended to their respective shareholders that the companies merge. The reasons to merge were so that the shareholders of Hotelecopy could benefit from the expected increase in revenue to be gained through the merger, while the shareholders of Edd Helms, Incorporated would benefit by merging their business operations into those of a company with publicly traded shares.

July 30, 1999 - The shareholders of Edd Helms, Incorporated approved the Merger. The shareholders of Hotelecopy also approved the Merger on July 30, 1999. Pursuant to the Plan and Agreement of Merger the shareholders of Edd Helms, Incorporated received 10,740,677 shares of Edd Helms Group, with each of the 4,930 issued and outstanding shares of the predecessor Edd Helms, Incorporated being converted into 2,178,6363 shares of Edd Helms Group. Mr. Edd Helms, Jr., our Chairman of the Board, President and Chief Executive Officer held 44% of the issued and outstanding shares of Hotelecopy and 89% of the issued and outstanding shares of Edd Helms, Incorporated prior to the Merger, and after the Merger he owns approximately 82.15% of Edd Helms Group. Edd Helms, Incorporated had two wholly-owned subsidiaries:

(i)  Edd Helms Air Conditioning, Inc., and

(ii) Edd Helms Electrical Contracting, Inc., a Florida corporation which was incorporated on April 7, 1980, and which was merged with and into Edd Helms, Incorporated in May of 1999, prior to the Merger.

We presently have two wholly-owned subsidiaries:

1. Hoteleticket, Inc., a Florida corporation, was incorporated on March 7, 1988. Hoteleticket is a licensed travel agency which has been inactive since 1993, but we keep in compliance with relevant regulatory authorities, including our Airline Reporting Company registration.

2. Edd Helms Air Conditioning, Inc., a Florida corporation which was incorporated on April 7, 1980, and which as a result of the Merger became a wholly-owned subsidiary of the Company.

PRINCIPAL SERVICES AND MARKETS

I.     Electrical and Data Communications Services

Our primary line of business is the provision of electrical and data communications services to commercial businesses, factories, hotels, banks, convention facilities, and residences throughout Miami-Dade, Broward, and southern Palm Beach counties. Our services include preventive maintenance, emergency repairs, and replacements of electrical control systems, wiring, data cabling, switches, and panels. We also service the on-going needs of homeowners and businesses, and we replace electrical and wiring systems and associated parts specifically in connection with retrofitting or remodeling residences and commercial buildings. We have approximately 12,000 customers. We maintain a web site at www.eddhelms.com and have registered this domain along with www.eddhelms.com.

We also provide temporary electrical and wiring services to convention and trade show exhibitors. To facilitate the trade show servicing component of our business, we maintain a mobile inventory of specialty show equipment. Typically, we provide electrical and exhibit set-up services to hotels and convention facilities where their exhibitors purchase their required electrical needs directly from us. We have trained employees with significant trade show experience and own our own inventory that we believe to be properly equipped to handle most trade show events. We have long-term contracts with several large trade show groups with which we have enjoyed long-term relationships.

Although we are not dependent on new construction projects alone, we do compete in this market and perform several new construction projects each year. This work is generally bid or negotiated directly with the owners or general contractors. Over the years, we have been successful in negotiating many design build projects and will continue to pursue work in this arena.

II.      Air Conditioning and Refrigeration

In 1994, we acquired the assets of a major mechanical contractor in South Florida. This wholly-owned subsidiary operates as Edd Helms Air Conditioning, Inc. Since the acquisition we have worked to transform this business into a streamlined service and retrofit organization. Although we do compete in the new construction market, we are not dependent on the new construction market alone. Like electrical and data communications services, we place most of our air conditioning and refrigeration efforts in the service, retrofit, and design build markets.

The strength of our electrical and air conditioning services business rests in our workforce and management team. We internally train our workforce to be professional, customer-service oriented technicians, with intensive training in customer communication, sales and problem solving skills. Each of our employees undergoes a background reference check, including driving and criminal records. We also provide on-going training and education to our employees. Our electricians typically have a master electrician or journeyman license. Our air conditioning technicians also hold masters or journeyman licenses. The data communication employees possess certifications from BICSI as certified installers or as RCDD(Registered Communications Distribution Designers). In order for our employees to maintain their electrician licenses, each employee must complete a minimum of 14 hours of continuing education every two years that is required by the State of Florida. We endeavor to provide competitive compensation and benefits, such as 401(k) plans to our technicians with the goal of obtaining and retaining the best possible employees.

A large part of our services is provided by means of our mobile service vehicles. These service vehicles and the licensed technicians that operate them respond to the customers needs in their homes, factories, and businesses. These services are available 24 hours a day and 365 days per year.

Our employees provide electrical and air conditioning services using a fleet of approximately 60 service trucks, vans and support vehicles which are either owned or leased by us. Most of these service vehicles are equipped with a computer tracking system that allows us to monitor the location of the service vehicle at all times as well as the time of arrival and departure of the vehicle and technicians at each job. The tracking system is integrated with our in-house server. Each vehicle has a module that communicates between a commercial service provider and our server. The service provider licenses software to us and utilizes signal antennas located throughout South Florida to communicate with antennas and modules in our service vehicles. All warehouse and delivery personnel also have two-way radios in their vehicles that permit communication with our dispatch department. Our administrative and management personnel also have hand-held two-way radios.

We maintain a high profile advertising campaign in the yellow pages and radio spots that are run throughout the year. This advertising campaign continues to renew our customer base. We use both general advertising and a direct sales force to market our services. The name "Edd Helms" has garnered goodwill since its first use in 1975. We exploit the goodwill by placing an "Edd Helms" trademarked logo and identifying marks on our service trucks, marketing materials, advertisements, and the uniform t-shirts that all of our field technicians wear.

We charge our customers a range of fees depending on the service required. We typically are paid on a COD (cash) basis for residential customers who pay by cash, check, or credit card, once a job is completed. Commercial customers pay for our services in the same fashion unless and until we approve a credit application. On large contracts, we sign a written contract and billings are produced every 30 days and are due and payable net within 10 days. These contracts generally have approximately ten percent retention until complete, and at such time, all charges become due and payable. We provide a one-year warranty covering our electrical services and air conditioning work.

During our fiscal year ended May 31, 2001, revenues from the electrical services component of our business constituted approximately 70.8% of our total revenues and revenues from the air conditioning services component of our business constituted approximately 27.6% of our total revenues.

III.     Public facsimile (FAXMAIL) services

An additional component of our business is the operation of a public facsimile network through which the public is able to send and receive faxes at rates competitive with overnight mail from both self-service and attended locations throughout the United States (this component of our business is referred to as the "FaxMail" business for the remainder of this annual report.) Before the Merger, Hotelecopy operated the FaxMail business. As of June 1, 2001, we operated 76 self-service "FaxMailers" and 6 attended fax machines in hotels.

We operate credit card operated self-service facsimile terminals marketed as the FaxMailer. The self-service FaxMailer allows the public to send a fax, receive a fax, or to access any of the companies FaxMail services. We contract directly with third parties at 76 locations to provide self-service FaxMailers under a Membership Agreement. We operate self-service FaxMailers in most all of United Airlines private membership airport clubrooms nationwide. We also operate our Faxmailers within airports, colleges, universities, train stations, and hotels in various locations nationwide.

We have developed proprietary computer software for the FaxMailers. This software has been continuously refined and upgraded since 1986. Our computer system integrates computer-based fax systems, traditional fax systems, voice prompting, point-of-sale transaction processing and credit card processing with traditional data processing systems. From our FaxMail operations center in Miami, Florida, we remotely monitor and manage all of our public fax terminals across the United States. In fact, we are capable of managing additional public terminal locations anywhere in the world.

The customer, using a major credit card, pays FaxMailer usage fees directly to us. We electronically collect self-service FaxMail usage receipts on a daily basis and pay the self-service Member location a commission based on those usage revenues.

During our fiscal year ended May 31, 2001, our FaxMail business constituted 1.6% of our total revenues. Our revenues from attended Member locations have declined. We attribute this decline primarily to maturation of the public fax marketplace, and the expiration and non-renewal of certain attended Member location agreements. We now focus our sales efforts on self-service FaxMail locations.

Where we own the self-service FaxMailer terminal, we earn a higher percentage of the FaxMailer usage fees as compared to when it is an attended location.

COMPETITION

I.   Electrical and Air Conditioning Services Industry

In the electrical and air conditioning services industry, we compete mainly with small owner-operated companies that typically operate in a single market. Some of these smaller competitors have less overhead costs than we and, as a result, offer lower service rates. Often times the small competitors have long established relationships with homeowners for a variety of home electrical repairs, which makes that market difficult for us to penetrate. There are also a number of public companies, such as EmCor, Blue Dot, IES and Service Experts, which focus on providing residential or commercial services in some of the same service lines provided by us. Some of these competitors, and potential competitors, have greater financial resources than we do to finance acquisition and development opportunities, and may be able to pay higher prices for the same opportunities to develop and support service operations.

The market for our electrical and air conditioning services is competitive. We believe that the principal competitive factors of this line of business are:

 (a) timeliness, reliability and quality of services provided;
 (b) range of services offered;
 (c) market share visibility strengthened by advertising; and
 (d) price

Our ability to employ, train and retain highly motivated service technicians to provide a quality service is key to our success in being competitive. In order to recruit qualified individuals, we offer attractive compensation and health and saving benefits that are more comprehensive than those typically offered within the industry, including a 401(k) plan.

II. FaxMail

Our FaxMail business competes with alternative methods of document transmission, principally overnight mail services such as Federal Express, United Parcel Service and Express Mail by the United States Postal Service, internet fax services and electronic main (eMail). Additionally, any business can purchase a facsimile machine and provide fax service to the public independent of us and barriers to entry into the fax provision business are not high.

In general, the market for public fax and information services is highly competitive. We believe that the principal competitive factors in this market include product features, ease of operation, product reliability, initial investment costs, and price and customer support services. We believe that our continued operations will, in large part, be dependent on our ability to respond to competitive pressures and technological changes. We foresee the burgeoning use of eMail and eFax services will be detrimental to our FaxMail business.

We compete with both large established concerns and smaller companies that are developing and offering, or which may develop and offer, competing products and services as well as eMail. Many of these competitors have financial resources far greater than ours. The intense competition in the market has adversely affected us.

SUPPLIERS

I. Electrical and Air Conditioning Services

We obtain supplies for our electrical and air conditioning services from approximately 100 suppliers. Suppliers of materials are plentiful and we are not dependent on any one company.

II.  FaxMail

Our equipment used at our FaxMailer locations consists principally of products sold by AT&T and Ricoh. Our self-service units integrate certain designed components, which are manufactured by others and are readily available from any one of many suppliers. We believe that our present suppliers can adequately meet our needs for the near future.

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

ECONOMIC DEPENDENCE

I.  Electrical and Air Conditioning Services

We believe that there is always a demand for electrical and air conditioning services. With the emergence of the broadband industry with fast computers, the reliability of the electrical power and the network computer wiring has become more critical than ever. The required reliability of many of these electrical systems exceeds a requirement of 99.999%. Uninterruptible Power Supplies (UPS) and standby emergency generators are required in greater numbers than ever before. Aside from the initial installation of power and network cabling, ongoing maintenance programs are imperative. Indoor air quality with proper temperature and humidity control is also required. Many of the computer networks now require transmission of information at gigabit speed which requires upgrading of slower network cables. Fiber optics is now replacing copper wire in many of these installations.

The electrical, data communications and air conditioning construction services industry has a higher overall growth rate than the overall construction industry. This is due in part to the increase in complexity of electrical and mechanical systems in many projects. This results from the increased use of computers and more advanced data and voice communications and environmental control systems. As a result, buildings are now consuming more electricity per square foot than in the past and more extensive air conditioning and electrical distribution systems are now required.

Voice and data communication systems now require more reliable power supplies and improved low voltage and fiber optic cabling. The need for increased environmental controls within a building, such as the increased need for air conditioning control to maintain computer systems at optimal temperatures, and the increased demand for environmental control in individual spaces, are creating expanded opportunities for the electrical, mechanical, and data communications facilities service business.

Electrical and mechanical construction services involve the design, installation and start up of several systems. These include:
     1) the generation and distribution of electrical power including conduits, power cables, transformers, electrical panels, switch gear, controls, generators, and uninterruptible power supplies
     2) lighting fixtures and controls
     3) voice and data communications, including fiber optic and copper cabling
     4) fire alarm, security, and process control
     5) heating, ventilation, air conditioning, refrigeration and increased requirements of all of these systems in clean-room applications

We perform our services pursuant to contracts with owners, corporations, government organizations, construction managers, developers, general contractors and individual tenants in multi-tenant facilities.

We also install and maintain antennas, cables, splitters, grounding, and power for the cellular and wireless industries. This work is generally performed on free standing towers up to three-hundred (300) feet high and on roof tops of existing high rise buildings. We own and operate several different pieces of test equipment to certify the quality of these critical wireless installations. Our qualifications and financial resources have allowed us to win several contracts in the wireless industry with expectations of increased opportunities based on our past performance.

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

GOVERNMENT REGULATION

I.  Electrical and Air Conditioning Services

Aspects of our electrical and air conditioning services operations are subject to various federal, state and local laws and regulations including:
 (a) permitting and licensing requirements applicable to service technicians in their respective trades;
 (b) building and electrical codes and zoning ordinances; and
 (c) laws and regulations relating to worker safety and protection

We believe we have all required permits and licenses to conduct our operations and comply with applicable statutory requirements relating to our operations.

In connection with the air conditioning services component of our business, we have a registration stating that we dispose of Freon used in air conditioning equipment in accordance with the standards required by the EPA.

II.   FaxMail

There is no price regulation for FaxMail services. We cannot foresee whether charges for fax and other electronic business services provided by us will be regulated in the future.

EMPLOYEES

As of May 31, 2001, we had 183 employees. Approximately 118 of these employees are electrical technicians and another 26 are air conditioning technicians. We have 39 employees who fill administrative, sales and management roles. We believe that our relations with our employees are good. We are signatory to various collective bargaining agreements with local unions representing approximately 75% of the our employees. None of these collective bargaining agreements are nationwide or regional in scope.

We are a member of the National Electrical Contractors Association who represents us in bargaining with the International Brotherhood of Electrical Workers. Our air conditioning subsidiary is a member of the Mechanical Contractors Association who represents us in bargaining with the United Association.

EXECUTIVE OFFICERS OF THE COMPANY

See the information contained in Part III, Item 9, which is describes our executive officers in detail.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 27,000 square feet for the warehousing, distribution and executive offices for our electrical and air conditioning services business at a total annual cost of approximately $193,000 including sales tax. We also lease 2,000 square feet for the headquarters of our FaxMail business at a total annual cost of $26,400. All leased property is owned by a partnership of which Carol Helms and W. Edd Helms, Jr., are the sole owners. Carol and W. Edd Helms are officers and directors and related to some of our other officers and directors. We believe that these facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities in the area.


ITEM 3.  LEGAL PROCEEDINGS

On July 26, 2000, a former employee, filed suit for breach of his employment agreement. The same former employee filed a charge of discrimination with the Equal Employment Opportunity Commission against the Company, alleging that he was discriminated against, in violation of the Americans With Disabilities Act of 1990, as amended. The Commission has issued a determination that there was probable cause that the employee's rights may have been violated. The Commission recommended that we have conciliation. We did not pursue conciliation and have elected to defend our position in the court.

On August 8, 2001, the former employee filed an amended complaint to include alleged violations under the Americans with Disabilities Act and the Florida Civil Rights Act. The former employee is seeking compensatory damages, interest and attorneys' fees and costs, as well as a declaratory judgment as to the restrictive covenant contained within the employment agreement. We denied the allegations set forth in the complaint. On September 10, 2001, the case was removed from the Circuit Court of the Eleventh Judicial District to the United States District Court, Southern District of Florida. Discovery in this action has not yet commenced.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending May 31, 2001.

                                     PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for our common stock. In order to obtain bid quotations for our common stock, it is necessary to contact certain broker/dealers, if any, which make a market in our common stock. We are not aware of any such broker/dealers. Our original NASDAQ trading symbol was FAXM. We changed this trading symbol to EDDH effective January 7, 2000.

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask prices for our common stock from June 1, 2000, through May 31, 2001. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. In both fiscal years 2001 and 2000, there was no reported trading in our common stock. Consequently, we are not able to state with any certainty the range of bid and ask quotations for fiscal 2001 or 2000. The following information was obtained from the Company's records.

                                                   Year Ended        Year Ended
                                                   May 31, 2001     May 31, 2000
                                                   High    Low      High     Low
                                                   -----------      ------------

          First Quarter                            $.08   $.08       No Trading
          Second Quarter                           $.08   $.07       No Trading
          Third Quarter                            $.15   $.07       No Trading
          Fourth Quarter                           $.15   $.30       No Trading

On May 31, 2001, there were approximately 445 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

We have not paid dividends since our inception and do not anticipate paying any dividends in the near future. We intend to retain earnings, to provide funds for general corporate purposes and the expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

HIGHLIGHTS

Revenues increased         $8,284,681

Cost of revenues increased $7,022,854

Pre-tax income increased   $  848,471

OPERATING SEGMENTS

Our business consists of electrical, air conditioning and faxmail services segments.

RESULTS OF OPERATIONS

The following are discussions for May 31, 2001, compared to May 31, 2000:

REVENUES

Our revenues increased approximately 70% to $20,270,475 for the year ended May 31, 2001 as compared to $11,985,794 for the fiscal year ended May 31, 2000. The increase in our revenue is attributed to the growth in the electrical and air conditioning business as well as the growth of the data communications division. We believe this growth to be a result of our visible advertising and the additional services that we are now selling with the Data Communications division.

COST OF REVENUES

Our cost of revenues increased approximately 80% for the fiscal year ended May 31, 2001, to $15,773,098 as compared to $8,750,244 for the fiscal year ended May 31, 2000. We believe that the increase in costs can be attributed to increased direct job cost as the result of increased sales derived from the electrical, data communications, and air conditioning divisions. Wages for the direct cost of field employees increased. Additionally, a portion of our overhead expenses increased as a result of increased sales.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

These expenses increased 14% for the fiscal year ended May 31, 2001, to $3,600,376 as compared to $3,161,633 for the fiscal year ended May 31, 2000. This was primarily the result of increased advertising and additional sales expenses attributed to the data communications and air conditioning divisions. Additionally, administrative personnel were added to our staffing as a result of the increased sales. Salaries were generally increased across-the-board in line with the employees' tenure and cost of living increases.

INCOME NOT ARISING FROM CONTINUING OPERATIONS

During the current year we sold a telephone number from the FaxMail business for approximately $50,000 cash, plus restricted securities of the purchasing company, which were valued at approximately $71,500 at the time of the sale. At the end of the fiscal year these securities were believed to have no significant value.

EFFECTS OF INFLATION

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity is cash flow from operations, proceeds from notes payable, borrowings under a secured line of credit for up to $750,000 and two other bank loans. As of May 31, 2001, the cash flow from our operations was $1,642,194, as compared to $102,773 for the end of the prior fiscal year. As of May 31, 2001, we had received $257,518 in proceeds from notes payable and borrowed $75,000 under our secured line of credit. We made principal payments on notes payable and long-term debt of $317,688 and $476,814 in payments under the line of credit in fiscal year ended May 31, 2001. As of May 31, 2000, we had received $281,666 in proceeds from notes payable and received $491,814 borrowed under the line of credit. As of May 31, 2000, we made principal payments for $254,117 on notes payable and long-term debt and paid $90,000 towards the line of credit.

We had a working capital surplus of approximately $1,695,627 and a ratio of current assets to current liabilities of approximately 1.62:1 as of May 31, 2001. This compares with the May 31, 2000 working capital surplus of $766,702, and a ratio of 1.38:1 current assets to current liabilities.

For the year ended May 31, 2001, our liquidity increased by $928,041 as cash increased to $1,289,957 compared to $361,916 for the year ended May 31, 2000. This increase in cash is attributable principally to increased profits from operations.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements in response to this item are as follows:

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

Dohan and Company                                 7700 North Kendall Drive, #200
Certified Public Accountants                          Miami, Florida  33156-7564
A Professional Association                            Telephone:  (305) 274-1366
                                                      Facsimile:  (305) 274-1368

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                              /s/Dohan and Company, CPA's
                                              Certified Public Accountants

Miami, Florida
August 10, 2001


Member: Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants - Private Companies
   and SEC Practice Sections
SC International - Offices in Principal Cities World-Wide

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                      2001        2000
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS

Cash and cash equivalents                                $1,289,957 $   361,916
Restricted cash - certificate of deposit                     10,000      10,000
Available-for-sale securities                                 5,424        -
Accounts receivable, less allowance for doubtful
  accounts of $ 59,902 and $78,044                        1,977,508   1,567,164
Due from employees                                           19,219      13,555
Costs and estimated earnings in excess
  of billings on uncompleted contracts                      482,768     311,553
Inventories                                                 606,865     466,050
Prepaid expenses                                             28,871      30,684
--------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                    4,420,612   2,760,922
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                 873,011     822,218
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $75,758 and $35,535      176,974     217,197
Deferred income taxes                                       759,492      64,408
Other                                                        12,635      14,128
--------------------------------------------------------------------------------
  TOTAL OTHER ASSETS                                        949,101     295,733
--------------------------------------------------------------------------------
  TOTAL ASSETS                                          $ 6,242,724 $ 3,878,873
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Current maturities of long-term debt                    $   217,769 $   203,515
Credit arrangement                                             -        401,814
Current portion of long-term capitalized leases              11,311       3,210
Accounts payable                                          1,179,045     796,621
Accounts payable - related parties                           39,831      39,831
Customer deposits                                             6,729      35,617
Accrued liabilities                                         477,484     285,984
Deferred revenue                                              2,560        -
Billings in excess of costs and estimated
  earnings on uncompleted contracts                         790,256     163,220
Deferred income taxes                                          -         64,408
--------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                               2,724,985   1,994,220
--------------------------------------------------------------------------------
LONG-TERM DEBT                                              168,452     242,876

LONG-TERM PORTION OF CAPITALIZED LEASES                      17,795       2,402
--------------------------------------------------------------------------------
  TOTAL LONG-TERM LIABILITIES                               186,247     245,278
--------------------------------------------------------------------------------
  TOTAL LIABILITIES                                       2,911,232   2,239,498
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 10, 12, 13 AND 15)

STOCKHOLDERS' EQUITY
Common stock; $.01 par value, 20,000,000 shares authorized, 12,673,995 and
  12,673,995 shares issued, 12,581,175 and 12,581,608 shares outstanding in 2001
  and 2000 respectively                                     126,740     126,740
Additional paid-in capital                                  186,946     186,946
Retained earnings                                         3,087,769   1,329,579
Treasury stock, 92,820 shares at cost                    (    3,890) (    3,890)
Unrealized losses on securities, less income taxes       (   66,073)       -
--------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                              3,331,492   1,639,375
--------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 6,242,724 $ 3,878,873
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended May 31,                                 2001        2000
--------------------------------------------------------------------------------
REVENUES EARNED                                        $ 20,270,475 $11,985,794

COST OF REVENUES EARNED                                  15,773,098   8,750,244
--------------------------------------------------------------------------------
  GROSS PROFIT                                            4,497,377   3,235,550

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              3,600,376   3,161,633
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                      897,001      73,917
--------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
  Interest income                                            27,525      11,954
  Interest expense                                          (54,091)    (34,001)
  Sale of telephone number                                  121,327         -
  Miscellaneous income (expense)                              6,935      98,356
--------------------------------------------------------------------------------
  TOTAL OTHER INCOME AND EXPENSES                           101,696      76,309
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                  998,697     150,226

INCOME TAX PROVISION                                       (313,354)    (46,570)

INCOME TAX BENEFIT FROM UTILIZATION OF NET OPERATING
  LOSS CARRYFORWARD                                       1,072,847      46,570
--------------------------------------------------------------------------------
  NET INCOME                                              1,758,190     150,226

UNREALIZED HOLDING LOSSES ON SECURITIES
  ARISING DURING THE PERIOD, LESS INCOME TAXES             ( 66,073)       -
--------------------------------------------------------------------------------
  COMPREHENSIVE INCOME                                   $1,692,117   $ 150,226
================================================================================
BASIC AND DILUTED NET INCOME PER SHARE                      $  0.14     $  0.01
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                      12,673,995  10,562,491
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31,                                  2001        2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 1,758,190   $ 150,226
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                             314,923     258,739
  Gain on sale of telephone number                       (  121,327)        -
  Provision for bad debts                                    18,142      26,001
  Merger gains                                                 -     (  157,178)
  Deferred income taxes                                  (  759,492)       -

  Changes in assets (increase) decrease:
  Accounts receivable                                    (  428,486) (  661,096)
  Due from affiliate                                     (     -   )     76,042
  Due from employees                                     (    5,664)       -
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                 (  171,215) (  136,094)
  Inventories                                            (  140,815)     62,441
  Prepaid expenses                                            1,813      31,119
  Other assets                                                1,493     25,632
  Goodwill                                                     -         19,863

  Changes in liabilities increase (decrease):
  Accounts payable                                          382,424     494,329
  Customer deposits                                      (   28,888) (   20,475)
  Accrued liabilities                                       191,500  (   46,331)
  Income taxes payable                                         -     (   36,828)
  Deferred revenue                                            2,560  (    4,595)
  Deferred income taxes                                        -           -
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                       627,036      20,978
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,642,194     102,773
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (  325,493) (  469,075)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                    (  325,493) (  469,075)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                               257,518     281,666
  Proceeds from capitalized leases                           38,349       6,586
  Payments of capitalized leases                         (   14,852) (      974)
  Principal payments on long-term debt and notes payable (  317,688) (  254,117)
  Common stock repurchase                                      -     (    3,890)
  Proceeds from line of credit                               75,000     491,814
  Payments on line of credit                              ( 476,814) (   90,000)
  Proceeds from sale of telephone number                      49,827       -
--------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (  388,660)   431,085
--------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    928,041     64,783

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                361,916    297,133
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING OF YEAR                $1,289,957 $  361,916
================================================================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Interest paid                                          $  54,091   $   34,001
  Interest received                                      $  27,525   $   11,553
  Income taxes paid                                      $    -      $   42,845
  Available-for-sale securities received as part of
    proceeds for sale of telephone number                $  71,500   $     -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2001 AND 2000


                          Additional
          Common Stock     Paid-in   Retained  Treasury  Comprehensive
       Shares     Amount   Capital   Earnings    Stock      Income       Total

--------------------------------------------------------------------------------
May 31, 1999     4,970 $  4,970 $ 88,234 $1,179,353 $  -    $  -     $ 1,272,557

Merger of
Hotelecopy, Inc.
and Edd Helms,
Inc. and
subsidiary  12,669,025  121,770   98,712       -       -       -         220,482

Common stock
purchased from
Employee Stock
Ownership Plan-            -        -          -     (3,890)   -         (3,890)

Net income    -            -        -       150,226    -       -         150,226
--------------------------------------------------------------------------------
May 31,2000 12,673,995  126,740  186,946  1,329,579 ( 3,890)   -       1,639,375

Net income    -            -         -    1,758,190    -       -       1,758,190

Unrealized
holding
losses
arising
during the
period        -            -        -          -       -     (66,073)  ( 66,073)
--------------------------------------------------------------------------------
May 31,2001 12,673,995 $126,740 $186,946 $3,087,769 ($3,890)($66,073) $3,331,492
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000

NOTE 1. BUSINESS

Nature of Operations - Edd Helms Group, Inc. was incorporated in the State of Florida in July 1985, and has three reportable segments. The electrical segment has provided electrical service, repair, and maintenance of commercial and residential facilities in the South Florida area, since 1980. The air conditioning segment derives the majority of its business activity from its service, repair and maintenance of commercial and residential air conditioning systems in the South Florida area. The faxmail segment provides a worldwide facsimile transmission network with facsimile equipment located in various commercial and public locations throughout the United States and other countries. The majority of the Company's revenues are derived from their electrical and air conditioning segments. Hoteleticket is a Florida corporation formed in 1988 to provide airline and other travel reservation services through automated ticket printers. Hoteleticket has discontinued its operating activities, however, it complies with relevant regulatory authorities, and its only expenses are those that are required in order to comply with those authorities.

Business Combination - Effective July 30, 1999, the shareholders of Hotelecopy approved an agreement and plan of merger by and between Hotelecopy, Inc. and Edd Helms, Incorporated whereby Edd Helms, Incorporated was merged with and into Hotelecopy, and Hotelecopy's name was changed to Edd Helms Group, Inc. Only July 8, 1999, Edd Helms Group, Inc. filed a proxy statement in connection with an anticipated solicitation of its shareholders' proxies to approve an agreement and plan of merger with Edd Helms, Incorporated, (EHI) a Florida corporation, founded in 1975. The merger was accounted for as a reverse acquisition purchase, as if EHI had acquired Hotelecopy. Accordingly, the results of operations of Hotelecopy for the period from August 1, 1999, through May 31, 2000 are included in the consolidated statement of income for the year ended May 31, 2000.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Available-for-Sale Securities - Marketable securities consist of common stock and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities".

Management determines the appropriate classification of its investments in marketable security at the time of purchase and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue and recognition under certain circumstances. SAB 101 became effective for the Company's fiscal year beginning June 1, 2000. Implementation of SAB 101 did not require the Company to change existing revenue recognition policies and therefore did not have a material effect on the Company's financial position or results of operations.

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

Concentrations of Credit Risk and Economic Dependence - The Company provides its electrical and air conditioning services in the South Florida area. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in the service and construction industries, its geographical location and natural disasters. The Company also places equipment in airport, hotels, and other public places and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Certain usage is also billed immediately to the sender's credit card account. Concentrations of credit with respect to trade receivables, consists primarily of six customers who comprise 41% of accounts receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Concentrations with respect to sales exist in that revenues from one customer comprise approximately 37% of revenue for the current fiscal year.

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At May 31, 2001, the Company's uninsured cash balances total $3,632. Additionally, the Company maintains sweep accounts utilizing nightly repurchase accounts which are uninsured by the Federal Deposit Insurance Corporation. At May 31, 2001, the Company's balances in these accounts totaled $1,205,148.

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

Reclassifications - Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2001 and 2000, amounted to $484,565 and $453,321, respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic Net Income Per Common Share - Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during each period. Available stock options at May 31, 2001, were anti-dilutive and not considered common stock equivalents for purposes of computing income per common share.

Comprehensive Income - In June 1997, the FASB Statement No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains, losses) in financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss consists of the unrealized losses on available-for-sale securities and is on the Statement of Income and Comprehensive Income.

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

Stock Based Compensation - In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for:
(a) the definition of employee for purposes of applying Opinion No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and
(d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.

The impact of FIN 44 did not have a material effect on the Company's financial position or results of operations.

Business Combinations and Goodwill - In July 2001, the Financial Accounting Standards Board issued of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than good will and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The impact of SFAS 141 and 142 on the financial statements has not yet been determined.

In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

The Company is currently assessing the impact of this new statement on the Company's consolidated financial position and results of operations and has not yet determined the impact of adoption.

NOTE 3.   AVAILABLE-FOR-SALE SECURITIES

Gross unrealized losses on available-for-sale securities at May 31, 2001, were $66,073. The cost and fair value of available-for-sale securities at May 31, 2001, was $71,500 and $5,424 respectively.

NOTE 4.   ACCOUNTS RECEIVABLE

Accounts receivables consisted of the following:

                                                          2001          2000
                                                      -----------   -----------
  Contracts completed and in progress - billed        $ 1,141,031   $ 1,357,605
  Contracts completed and in progress - unbilled          247,448       200,817
  Retention                                               648,931        86,786
  Allowance for doubtful accounts                    (     59,902)   (   78,044)
                                                      -----------   -----------
                                                      $ 1,977,508   $ 1,567,164
                                                      ===========   ===========

NOTE 5.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                                                          2001          2000
                                                      -----------   -----------
Billings on uncompleted contracts                    $ 11,121,964  $ 2,297,035
                                                      -----------   -----------
Costs incurred on uncompleted contracts              (  8,659,428) (  2,078,915)
Estimated earnings on uncompleted contracts          (  2,155,048) (    366,453)
                                                      -----------   -----------
Total costs and estimated earnings on
  uncompleted contracts                              ( 10,814,476) (  2,445,368)
                                                      -----------   -----------
                                                      $   307,488  ($   148,333)
                                                      ===========   ===========

These amounts are included in the accompanying consolidated balance sheets as follows:

                                                          2001          2000
                                                      -----------   -----------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                  ($   790,256) ($   163,220)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    482,768       311,553
                                                      -----------   -----------
                                                     ($   307,488)  $   148,333
                                                      ===========   ===========

NOTE 6.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                          2001          2000
                                                      -----------   -----------
Transportation equipment                              $ 1,414,035   $ 1,233,818
Machinery and equipment                                   547,326       502,963
Facsimile equipment                                       348,905       348,905
Furniture and fixtures                                     75,424        44,289
Computer equipment and software                           415,880       350,305
Leasehold improvements                                     92,178        87,976
                                                      -----------   -----------
                                                        2,893,748     2,568,256
Accumulated depreciation                              ( 2,020,737)  ( 1,746,038)
                                                      -----------    ----------
Property and equipment, less accumulated depreciation $   873,011    $  822,218
                                                      ===========    ==========


Depreciation expense for the years ending May 31, 2001 and 2000, amounted to $274,699 and $224,013, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income and retained earnings.

NOTE 7.   INCOME TAXES

The provisions for income taxes are summarized as follows:

                                                          2001          2000
                                                      -----------    -----------
Current tax, net of utilization of net
  operating loss carryforwards

Federal                                               $     -        $     -
State                                                       -              -
                                                      ----------     ----------
  Total current tax                                         -              -
                                                      ----------     ----------
Deferred tax, net of utilization of net operating loss carryforwards

Federal                                               (  624,744)          -
State                                                 (  134,748)          -
                                                      ----------     ----------
  Total deferred tax                                  (  759,492)          -
                                                      ----------     ----------
  Total income taxes                                 $(  759,492)    $     -
                                                      ==========     ==========


The Company files consolidated income tax returns with its two wholly-owned subsidiaries.

Deferred income taxes and benefits for 2001 and 2000 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effect (computed at 37.63% in 2001 and 31% in 2000) that the changes in those temporary differences had on provision for deferred tax expense are as follows:

                                                          2001          2000
                                                      -----------   -----------
Deferred tax asset
Accrued officers' salaries                            $     2,155   $       405
Allowance for bad debts                                    22,541        24,194
Amortization                                               12,651        11,796
Depreciation                                                 -            2,055
Full absorption cost method                                33,904        22,535
Net operating loss carryforward                         1,563,118     1,192,726
                                                      -----------   -----------
                                                        1,634,369     1,253,711
Valuation allowance                                          -       (1,105,590)
                                                      -----------   -----------
  Total deferred tax asset                              1,634,369       148,121
                                                      -----------   -----------

Deferred tax liability
Income on long-term contracts                        (    810,945)   (  113,600)
Depreciation                                         (     63,932)   (   34,521)
                                                     ----------      ----------
  Total deferred tax liability                       (    874,877)   (  148,121)
                                                     ----------      ----------
  Net deferred tax asset (liability)                   $  759,492   ($    -   )
                                                     ============    ===========

The amounts have been presented in the Company's financial statements as follows:

                                                          2001          2000
                                                      -----------   -----------
Non-current deferred tax asset                        $  784,474    $    64,408
Current deferred tax liability                       (      -   )  (     64,408)
Non-current deferred tax liability                   (    24,982)  (       -   )
                                                      ----------    -----------
                                                      $  759,492   ($      -   )
                                                     ============  =============

Net operating loss carryforwards at May 31, 2001 were $4,148,813. These loss carryforwards expire at various dates through the year 2021.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the entire deferred tax benefit will be recognized in future years. Therefore, in the current year no valuation allowance has been established.

NOTE 8.   AMORTIZATION OF EXCESS ACQUISITION VALUE OVER FAIR MARKET VALUE
            OF ASSETS PURCHASED

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

Amortization expense was $40,224 for 2001 and $34,726 in 2000, and is included in selling and general administrative expenses in the consolidated statements of income and retained earnings.

NOTE 9.   EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan and Deferred Compensation Profit Sharing Plan

The Company has a qualified employee stock ownership plan (ESOP), and a deferred compensation profit sharing plan (401K) under Sections 401 and 401K of the Internal Revenue Code, covering substantially all full-time employees. Contributions to the plans are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. No contribution was made to either plan for 2001 or 2000. All employee benefit plan administrative expenses are paid at the option of the Company.

Incentive Stock Option Plan

On May 31, 1989, the Company's Board of Directors adopted its 1989 Incentive Stock Option Plan (ISOP) in order to attract, retain and motivate employees who contribute materially to the success of the Company. Employees of the Company and its subsidiaries are covered by the ISOP. Under the terms of the ISOP, the Company is authorized to grant incentive stock options to purchase up to an aggregate of 100,000 shares of its common stock. The option price under the ISOP will be the fair market value of the common stock at the date of grant or if granted to individuals who own 10% or more of the company's common stock at 110% of fair market value. No option is exercisable after ten years from the date of grant (five years for holders of greater than 10% of the stock). The ISOP is administered by the Compensation Committee for the Company's Board of Directors. There was no activity during the year ended May 31, 2001 and May 31, 2000. At May 31, 2001 there are options to purchase 26,500 shares of common stock pursuant to ISOP grants.

NOTE 10.   RELATED PARTY TRANSACTIONS

Facilities Leases - The Company leases its facilities under a four -year operating lease expiring December 2002 and one-year operating lease expiring May 31, 2002, from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from other unrelated parties. The lease provides for monthly payments of $16,911 plus applicable taxes. Balance of unpaid rent as of May 31, 2001 is $39,831 and is included in "Accounts payable - related party". Rent expense under these leases totaled $220,806 and $192,810 for the years ended May 31, 2001 and 2000, respectively.

Future minimum rental payments required under the above operating leases subsequent to the year ended May 31 is as follows:

             2001                                       192,690
             2002                                       112,402
                                                    -----------
                                                    $   305,092
                                                    ===========

NOTE 11.   LONG-TERM DEBT

Notes payable consisted of the following:

                                                           2001         2000
                                                      -----------    ----------
Bank notes, payable in monthly installments of $20,001 and $18,509, respectively, bearing interest at rates varying from none to 9.0%, secured by transportation equipment, maturing
at various dates through 2004.                        $   329,118    $  364,996

Note payable to bank with interest payable monthly at prime plus 1%, payment of $1,667 expiring in December 2003, collateralized by computer equipment and personally guaranteed by
Edd and Carol Helms                                        50,000        71,667

Unsecured note payable to vendor with monthly
installment of $282, bearing interest at a
rate of 8.82% maturing September 2003                       7,103         9,728

                                                      -----------    ----------
                                                          386,221       446,391
Current maturities of long-term debt                 (    217,769)  (   203,515)
                                                      -----------    ----------
Long-term debt                                        $   168,452    $  242,876
                                                      ===========    ==========

Aggregate maturities of notes payable for the years subsequent to the year ended May 31, are as follows:

             2002                                    $    217,769
             2003                                         139,219
             2004                                          29,233
                                                     ------------
                                                     $    386,221
                                                     ============

NOTE 12.   CREDIT ARRANGEMENT

The Company has a line of credit with a bank for advances up to $750,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs.

Certain information regarding the credit arrangement as of May 31, 2001 is summarized as follows:

Maximum amount of borrowing outstanding, at any month end $ 476,814

Minimum amount of borrowing outstanding at any month end $ -

Interest expense related to this credit arrangement amounted to $27,878 and $9,976 for the years ended May 31, 2001 and 2000, respectively, and are included in other expenses.

NOTE 13.   CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

                                                           2001         2000
                                                      -----------    -----------
Lease payments, payable in monthly installments of $1,356 and $315, respectively, inclusive of imputed interest at rates varying from 12.34% to
18.66% maturing in 2004                              $    29,106    $   5,612

Current obligations under capital lease              (    11,311)  (    3,210 )
                                                      -----------    ----------
Long-term obligations under capital lease             $   17,795    $   2,402
                                                      ===========    ==========

Future minimum lease payments under capital lease for the years ended subsequent to May 31, are as follows:

             2002                                     $   14,881
             2003                                         12,484
             2004                                          8,111
                                                      ----------
                                                          35,476
Amount representing interest                         (     6,370)
                                                      ----------
Present value of future minimum lease payments        $   29,106
                                                      ==========


Interest expense recorded on capital lease obligations amounted to $2,083 and $288 for the years ended May 31, 2001 and 2000, respectively, and are included in other income and expenses.

NOTE 14.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                           2001          2000
                                                      -----------    -----------
Compensation, related taxes, and benefits             $   397,727    $  191,311
Accounting                                                 67,267        65,854
Other professional fees                                    11,385         8,500
Insurance                                                    -           14,899
Miscellaneous                                               1,105         5,420
                                                      -----------    ----------
                                                      $   477,484    $  285,984
                                                      ===========    ==========

NOTE 15.   COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company also leases various office equipment under non-cancelable leases expiring at various dates through September 2004. Rent expense under these operating leases was $35,787 in the current year and is included in selling, general, and administrative expenses.

In addition, the Company leases several automobiles. The leases have monthly payments ranging from $279 to $1,392. Lease payments totaled $81,899 and $69,848 for the years ended May 31, 2001 and 2000, respectively.

Future minimum lease payments under all operating leases for years subsequent to May 31, are as follows:

              2002                                    $   71,857
              2003                                        24,903
              2004                                        17,146
              2005                                        10,798
                                                      ----------
                                                      $  124,704
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

Year 2000 - The year 2000 issues as they related to our computer systems have passed without loss of any company operating systems. Several of the Company's computers were upgraded in preparation for Year 2000 concerns. None of the Year 2000 computer concerns exists at this time.

Employment Agreement - In April 1999, the Company entered into an employment agreement with an individual, upon the acquisition of a communications business. The agreement required the Company to pay this party over a period of two years. The individual was to receive a percentage of the excess gross profits (as defined) generated by the individual.

On July 26, 2000, this former employee filed suit for breach of his employment agreement. The same former employee filed a charge of discrimination with the Equal Employment Opportunity Commission against the Company, alleging that he was discriminated against, in violation of the Americans With Disabilities Act of 1990, as amended. The commission has issued a determination that there was probable cause that the employee's rights may have been violated. The commission recommended conciliation discussions with the company and the employee. The company did not pursue conciliation and has elected to defend its position in the court.

On August 8, 2001, the former employee filed an amended complaint to include alleged violations under the Americans with Disabilities Act and the Florida Civil Rights Act. The former employee is seeking compensatory damages, interest and attorneys' fees and costs, as well as a declaratory judgment as to the restrictive covenant contained within the employment agreement. The Company denies the allegations set forth in the complaint. On September 10, 2001, the case was removed from the Circuit Court of the Eleventh Judicial District to the United States District Court, Southern District of Florida. Discovery in this action has not yet commenced.

NOTE 16.  STOCKHOLDERS' EQUITY

During 2000, the Company acquired treasury stock 92,820 shares of its common stock from the Employee Stock Ownership Plan (ESOP) for approximately $21,482, which was accrued in prior years.

NOTE 17.  BACKLOG

The following schedule summarizes the changes in backlog on contracts. Backlog represents the amount of revenue the Company is contracted to realize from work to be performed on uncompleted contracts in progress at year-end.

Backlog balance at May 31, 2000                                    $  5,392,939
Expenditures and profit recognition on prior year backlog         (   3,263,435)
New contracts not completed during the current year                  12,163,889
Expenditures and estimated profit recognized on
  uncompleted contracts                                           (   7,931,709)
                                                                   ------------
  Backlog balance at May 31, 2001                                  $  6,361,684
                                                                   ============

NOTE 18.  SEGMENTS AND RELATED INFORMATION


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

                                       Air
Year ended May 31, 2001   Electric Conditioning Faxmail Unallocated   Total
-------------------------------------------------------------------------------
Revenues earned -
  External customers    $14,431,338 $ 5,625,622 $ 213,515 $   -    $ 20,270,745
  Intersegment              268,825      45,778      -        -         314,603
-------------------------------------------------------------------------------
  Total revenues earned $14,700,163 $ 5,671,400 $ 213,515 $   -    $ 20,585,078
===============================================================================
Gross margins             2,858,953   1,550,767    87,657     -       4,497,377
===============================================================================
Operating earnings (loss)   608,146     305,963    84,588     -         998,697
===============================================================================
Depreciation
  and amortization          179,935      93,856    41,132     -         314,923
===============================================================================
Interest expense             38,896      14,456       739     -          54,091
===============================================================================
Total assets             4,966,002    1,384,838    73,180  1,749,130  8,173,150
===============================================================================
Capital expenditures       229,247       13,877       -       82,369    325,493
===============================================================================

                                          Air
Year ended May 31, 2000   Electric Conditioning Faxmail Unallocated    Total
-------------------------------------------------------------------------------
Revenues earned -
  External customers    $ 6,761,813 $5,026,404  $ 197,577      -    $11,985,794
  Intersegment              294,340     14,277       -         -        308,617
-------------------------------------------------------------------------------
  Total revenues earned $ 7,056,153 $5,040,681    197,577      -    $12,294,411
===============================================================================
Gross margins             2,160,284    993,256     82,010      -      3,235,550
===============================================================================
Operating earnings (loss)   516,524  ( 337,171)  ( 29,127)     -        150,226
===============================================================================
Depreciation and
  amortization              130,737    128,002       -         -        258,739
===============================================================================
Interest expense             19,937     14,064       -         -         34,001
===============================================================================
Total assets              2,147,890   1,118,210    53,153   767,621   4,086,874
===============================================================================
Capital expenditures        260,732     172,750      -       58,780     492,262
===============================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years covered by this report, we did not have a change in or a disagreement with our accountants. We initially appointed Dohan and Company, Certified Public Accountants, as our auditors in 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and executive officers are as follows:

Director
Name                 Since         Age     Position
-----                -----         ---     --------
W. Edd Helms, Jr.*   1985           55     Chairman of the Board of
                                           Directors, President and
                                           Chief Executive Officer
L. Wade Helms        1986           44     Executive Vice President and
                                           Director
Joseph M. Komarmy    1984           54     Vice President
Carol Helms          1985           52     Secretary and Director

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

Joseph M. Komarmy is Vice President of the company. Previously, Mr. Komarmy was Vice President of Edd Helms, Inc. He has been employed with the companies since 1984.

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

ITEM 10. EXECUTIVE COMPENSATION

I.  SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to our executive officers and the executive officers of Edd Helms, Incorporated. The figures reported for years 2001 and 2000 reflect compensation paid to our officers and the figures reported for 1999 reflect compensation paid to officers of Edd Helms, Incorporated. The officers of Hotelecopy were not compensated for their services in the past three fiscal years. Neither we, Hotelecopy or Edd Helms, Incorporated have issued any shares to its officers or directors as compensation in the past three years. We have no employment agreements with any officers or employees.

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
Principal                       Annual Stock                  Payouts comp.(inc.
Position                        Comp   Awards                         (cars)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

W. Edd Helms, 2001 $255,000                                              $19,800
Jr.           2000 $249,964                                              $19,800
President and 1999 $160,104                                              $19,800
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

L. Wade Helms 2001 $98,939                                                $9,632
Exec. Vice    2000 $89,764                                                $8,648
President     1999 $77,901                                                $8,648
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Joseph M.     2001 $106,736                                              $18,663
 Komarmy      2000 $ 92,410                                              $18,663
Vice President2002 $109,822                                              $18,663
Carol Helms,  2001 $0                                                    $15,110
Secretary     2000 $0
              1999 $0
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2001, information with respect to
(a) any person known to us to be the beneficial owner of five percent or more of the outstanding shares of our common stock, (b) each of our Directors and our executive officers, and (c) all of our Directors and executive officers as a group. For computing the percentage of the shares of our common stock owned by each person or group listed in this table, any shares not outstanding, which are subject to options or warrants exercisable within 60 days have been deemed outstanding. Except as otherwise indicated below, we believe each of the persons named below to possess sole voting and investment power with respect to the shares of our common stock beneficially owned by such person.

                     Amt. Of Beneficially
Name                   Owned Common Stock                  Percent
-------------------  --------------------                  -------
W. Edd Helms, Jr.          10,398,331 (1)                    82.17%
L. Wade Helms                  16,326 (2)                      .13%
Joseph M. Komarmy              13,000 (3)                      .10%
Carol Helms                 9,354,183 (4)                    73.92%
ESOP                        1,266,441 (5)                    10.00%
All Officers and Directors 10,414,639 (6)                    82.30% (7)

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

(3) This represents shares held as joint tenants with his wife.

(4) This includes 10,890 held by her daughters, 9,277,934 shares held as a joint tenant with her husband Edd Helms, 65,359 shares attributed to Mrs. Helms due to her percentage ownership of our ESOP, and an option to acquire 1,000 restricted shares of out stock at a purchase price of $.875 which option will expire on November 4, 2001. Mrs. Helms disclaims beneficial ownership as to her daughters' shares.

(5) The ESOP was adopted by Edd Helms, Incorporated on May 15, 1995 and at the time of merger was funded with roughly 633 shares of the common stock of Edd Helms, Incorporated. As a result of the merger with Hotelecopy, the ESOP held 1,378,781 of our shares of common stock. Since the merger, the ESOP 112,635 shares have been retired, so that now the ESOP holds 1,266,146 shares.

(6) See notes 1-5 for the details.

(7) For purposes of the percentage calculations, the shares held in common by Edd and Carol Helms are included in the percentage ownership of each of them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                          /s/ EDD HELMS GROUP, INC.
                                          -------------------------
                                              (Registrant)

                                       By:/s/ W. Edd Helms, Jr.
                                          -------------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                     Date:September 13, 2001

In accordance with the Exchange Act, this report has been signed on the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By:/s/ L. Wade Helms
                                          -------------------------
                                          L. WADE HELMS
                                          VICE PRESIDENT

                                     Date:September 13, 2001

                                       By:/s/ Carol Helms
                                          -------------------------
                                          CAROL HELMS
                                          SECRETARY

                                     Date:September 13, 2001