Form 10QSB
period 2001-08-31
EDD HELMS GROUP INC
filed 2001-10-22
CIK 854883

UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION -----------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        -----------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        -----------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        -----------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended August 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                           Commission file number: 0-17978

                              EDD HELMS GROUP, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Florida                                 59-2605868
---------------------------------------------- --------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[__]

12,673,995 shares of common stock, par value $.01 per share, were outstanding at the close of business on October 22, 2001.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX
                                                                           PAGE
PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheet - August 31, 2001 and 2000 (Unaudited) 1 Consolidated Statements of Income and Other Comprehensive Income-
           Three Months ended August 31, 2001 and 2000 (Unaudited)            2
         Consolidated Statements of Cash Flows - Three Months
           ended August 31, 2001 and 2000 (Unaudited)                         3
         Notes to Consolidated Financial Statements                           4
Item 2-Management's Discussion and Analysis or Plan of Operation              5

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                     6
Item 2 -Changes in Securities                                                 6
Item 3 -Defaults Upon Senior Securities                                       6
Item 4 -Submission of matters to a Vote of Securities Holders                 6
Item 5 -Other Information                                                     7
Item 6 -Exhibits and reports on Form 8-K                                      7

PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)

The financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
August 31,                                                    2001       2000
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                  $ 395,214  $ 386,071
Restricted cash-certificate of deposit                        10,000     10,000
Accounts receivable, less allowance for doubtful accounts
  of $ 61,102 and $ 67,582                                 1,529,720  1,822,365
Available-for-sale equity security, at fair market value       4,298     86,970
Due from employees                                            23,348     14,022
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     1,526,490    230,089
Inventories                                                  801,954    543,724
Prepaid expenses                                              33,167     55,882
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       4,324,191  3,149,123
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                1,052,695    793,961
-------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net   166,918    207,142
Deferred income taxes                                        753,089     64,408
Other                                                         11,515     12,134
-------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                           931,522    283,684
-------------------------------------------------------------------------------

TOTAL ASSETS                                              $6,308,408 $4,226,768
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                      $  285,674 $  289,193
Credit arrangement                                              -       476,814
Accounts payable                                           1,252,423    734,454
Accrued liabilities                                          605,891    254,782
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                   437,665    468,087
Deferred income taxes                                         80,476     64,408
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  2,662,129  2,287,738

LONG-TERM DEBT                                               154,594    138,582
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                          2,816,723  2,426,320
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,673,995 issued and 12,673,995
  and 12,581,608 outstanding in 2001 and 2000,
  respectively                                               126,740    126,740
Additional paid-in capital                                   186,946    186,946
Retained earnings                                          3,249,131  1,517,722
Treasury stock, 92,387 shares at cost                         (3,890)   (3,890)
Accumulated other comprehensive loss                         (67,242)  (27,070)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 3,491,685  1,800,448
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $6,308,408 $4,226,768
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
For the three Months Ended August 31,                         2001       2000
-------------------------------------------------------------------------------
REVENUES EARNED                                           $5,252,212 $3,169,664
COST OF REVENUES EARNED                                    3,982,290  2,363,541
-------------------------------------------------------------------------------
GROSS PROFIT                                               1,269,922    806,123
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,015,539    768,989
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                       254,383     37,134
-------------------------------------------------------------------------------
INTEREST AND OTHER
Interest income                                                5,750     4,578
Interest expense                                             ( 5,843)  (17,438)
Sale of telephone number                                        -      163,867
Gain (loss) on disposal of property and equipment            ( 6,065)     -
-------------------------------------------------------------------------------
TOTAL INTEREST AND OTHER                                     ( 6,158)  151,007
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   248,225   188,141
-------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and state income taxes                 (86,879)  (65,849)
Tax benefit from utilization of net operating
  loss carryforward                                            -       65,849
-------------------------------------------------------------------------------
INCOME TAXES                                                 (86,879)     -
-------------------------------------------------------------------------------
NET INCOME                                                $  161,346 $ 188,141
===============================================================================
OTHER COMPREHENSIVE INCOME

NET INCOME                                                $  161,346 $ 188,141

UNREALIZED HOLDING LOSS ON AVAILABLE-FOR-SALE
  EQUITY SECURITIES ARISING DURING THE PERIOD,
  LESS INCOME TAXES                                          ( 1,126)  (27,070)
-------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                $  160,220 $ 161,071
===============================================================================
PER SHARE OF COMMON STOCK (BASIC AND DILUTED)                 $ 0.01     $ 0.01
===============================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC
  AND DILUTED)                                            12,673,995 12,581,608
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three Months Ended August 31,                        2001        2000
-------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $  161,346 $ 188,141
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                 79,352    69,935
Available-for-sale equity security received for phone number - (114,040) Changes in assets (increase) decrease:
Accounts receivable                                          447,788  (255,201)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    (1,043,722)   81,464
Inventories                                                 (195,090)  (77,674)
Prepaid expenses and other current assets                    ( 7,347)  (25,665)
Other assets                                                    -       (1,994)
Deferred income taxes                                          6,402      -
Changes in liabilities increase (decrease):
Accounts payable                                              33,547  (101,998)
Customer deposits                                            ( 6,729)  (35,617)
Accrued liabilities                                          128,409   (31,202)
Deferred revenues                                            ( 2,560)     -
Deferred income taxes                                         80,476      -
Billings in excess of costs and estimated
  earnings on uncompleted contracts                         (352,591)  304,867
-------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                       (670,719)    1,016
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (248,979)  (31,621)
-------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                       (248,979)  (31,621)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes                              118,240   104,506
Principal payments on long-term debt and notes payable       (93,285)  (49,746)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     24,955    54,760
-------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (894,743)   24,155
CASH AND CASH EQUIVALENTS - BEGINNING                      1,289,957   361,916
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING                        $  395,214 $ 386,071
===============================================================================
Supplemental disclosures of non-cash investing and financing transactions:

Interest paid                                              $  5,843    $ 17,438
Interest received                                             5,750       4,578
Receipt of available-for-sale equity security in connection
  with sale of telephone number                                -        114,040
-------------------------------------------------------------------------------
See accompanying notes.

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

NOTE 2.   RECLASSIFICATION

Certain amounts recorded in the three months ended August 31, 2000, have been reclassified to conform to the current period presentation.

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

NOTE 5.   CONDENSED SEGMENT INFORMATION

The following condensed segment information includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                            Air
                              Electric Conditioning Fax-mail     Total
-------------------------------------------------------------------------------
Revenues earned -           $ 3,780,147 $ 1,428,714 $  43,351 $ 5,252,212
Cost of revenues earned      (2,972,610) (  979,017)  (30,663) (3,982,290)
-------------------------------------------------------------------------------
Gross margins                   807,537     449,697    12,688   1,269,922
Expenses                       (673,531)   (309,983)  (32,025) (1,015,539)
Other income and expense       (  6,158)       -         -     (    6,158)
-------------------------------------------------------------------------------
Income before income taxes  $   127,848 $   139,714 ($ 19,337)$   248,225
===============================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Edd Helms Group, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.
REVENUES EARNED

Revenues for the three months ended August 31, 2001, as compared to the three months ended August 31, 2000, increased by approximately 66%. The increase is a result of a general increase of business, in particularly contract work, including a major construction project in Hallandale, Florida. Additionally, we signed a major contract in the wireless antenna industry. We have an ongoing aggressive advertising campaign and believe some of these increases are due to our advertising campaign, with the balance the result of referrals and previously satisfied customers.

COST OF REVENUES EARNED

Costs of revenues earned increased approximately 68% for the three months ended August 31, 2001, as compared to the same period in 2000. Even though there was an increase in costs, attributable to the increase in revenues, the gross profit for the period increased compared to the same period in 2000. The increase in costs of revenues was made up of direct job costs to include material and labor plus additional administrative costs to manage the increased sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased significantly in the three months ended August 31, 2001, as compared to the same period in 2000. Most of the selling, general and administrative expenses remained the same or varied slightly with general upward trends nationwide. However, a few expenses increased significantly resulting in major fluctuations of approximately $246,650 as compared to the same period in 2000. These expenses were:

General inflationary increases                      $  10,000
Additional sales personal added, including benefits   235,000
Other items                                             1,650
                                                    ---------
                                                    $ 246,650
                                                    =========
NET INCOME

Net income decreased by approximately 14% in the three-month period ended August 31, 2001, as compared to the three-month period ended August 31, 2000. The net profit this year was from operating profit whereas the net income for the same quarter last year was increased as a result of the sale of a telephone number to a fax-mail company for $163,867

LIQUIDITY AND CAPITAL RESOURCES

Edd Helms Group, Inc. had working capital of approximately $1,662,062 and a ratio of current assets to current liabilities of approximately 1.6 to 1 at August 31, 2001. This compares with the August 31, 2000, working capital of approximately $861,385 and a ratio of current assets to current liabilities of
1.4 to 1. Compared to the same quarter last year, cash balances increased about $9,000. Accounts receivable decreased by approximately $292,000 and accounts payable increased by approximately $518,000.

Cash was used to purchase additional vehicles in the continuing upgrade of our fleet of service vehicles as well as new software and hardware. Offsetting this cash utilization was approximately $118,000 of proceeds from the issuance of notes to finance the vehicle purchases.

Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, inventory and supplies used in the operation of the business.

We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures for property and equipment in the year ahead. At present we are utilizing a portion of the our line of credit with a local bank.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 26, 2000, a former employee, filed suit for breach of his employment agreement. The same former employee filed a charge of discrimination with the Equal Employment Opportunity Commission against the Company, alleging that he was discriminated against, in violation of the Americans With Disabilities Act of 1990, as amended. The Commission has issued a determination that there was probable cause that the employee's rights may have been violated. The Commission recommended that we have conciliation. We did not pursue reconciliation and have elected to defend our position in the court.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EDD HELMS GROUP, INC.
                                      -----------------------
                                      (Registrant)

Date October 22, 2001                 /s/  W. Edd Helms, Jr.
     ----------------                 ----------------------
                                      W. EDD HELMS, JR.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER