Form 10QSB
period 2001-11-30
EDD HELMS GROUP INC
filed 2002-01-22
CIK 854883

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

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended November 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[__]

12,673,995 shares of common stock, par value $.01 per share, were outstanding at the close of business on December 31, 2001.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX                                                                       PAGE
PART I-FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheets - November 30, 2001 and 2000 (unaudited) 1 Consolidated Statements of Income and Other Comprehensive Income-
         Three and Six Months ended November 30, 2001 and 2000 (unaudited) 2 Consolidated Statements of Cash Flows - Six Months ended
           November 30, 2001 and 2000 (unaudited)                              3
         Notes to Consolidated Financial Statements                            4

Item 2-Management's Discussion and Analysis or Plan of Operation               5

PART II-OTHER INFORMATION

Item 1 -Legal Proceedings                                                      7

Item 2 -Changes in Securities                                                  7

Item 3 -Defaults Upon Senior Securities                                        7

Item 4 -Submission of matters to a Vote of Securities Holders                  7

Item 5 -Other Information                                                      8

Item 6 -Exhibits and reports on Form 8-K                                       8

PART I-FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)

The financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
November 30,                                                  2001       2000
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $  539,559 $   77,255
Restricted cash-certificate of deposit                        10,000     10,000
Accounts receivable, less allowance for doubtful accounts
  of $ 66,103 and $ 67,507                                 3,050,782  4,844,951
Available-for-sale equity security, at estimated
  fair market value                                            4,298     14,783
Due from employees                                            17,418     13,045
Costs and estimated earnings in excess
  of billings on uncompleted contracts                       871,053    346,022
Inventories                                                  762,489    439,304
Prepaid expenses                                              67,158     78,270
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       5,322,757  5,823,630
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                1,101,122    907,655
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net   156,862    197,086
Deferred income taxes                                        914,647       -
Other                                                         11,850      9,629
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                         1,083,359    206,715
--------------------------------------------------------------------------------
TOTAL ASSETS                                              $7,507,238 $6,938,000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                      $  232,433 $  238,540
Credit arrangement                                              -       476,814
Current portion of long-term capitalized leases               13,958       -
Accounts payable                                           1,159,892  2,626,465
Accounts payable - related parties                            39,831     39,831
Accrued liabilities                                          669,072    199,667
Deferred revenue                                              16,735      9,520
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        1,009,858    876,816
Deferred income taxes                                        380,129       -
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  3,521,908  4,467,653
--------------------------------------------------------------------------------
Long-term debt                                               217,145    251,900
Long-term portion of capitalized leases                       20,038       -
-------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                         237,183    251,900
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                          3,759,091  4,719,553
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,673,995 issued and
  outstanding in 2001 and 2000                               126,740    126,740
Additional paid-in capital                                   186,946    186,946
Retained earnings                                          3,505,593  2,007,908
Treasury stock, 92,387 shares at cost                         (3,890)    (3,890)
Accumulated other comprehensive loss                         (67,242)   (99,257)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 3,748,147  2,218,447
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $7,507,238 $6,938,000
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME(UNAUDITED)

                                 Three Months Ended          Six Months Ended
                                     November 30,              November 30,
                                 2001          2000          2001        2000
--------------------------------------------------------------------------------
REVENUES EARNED             $ 7,252,638   $ 6,860,077   $12,504,850 $10,065,847
COST OF REVENUES EARNED       5,555,740     5,456,630     9,538,030   7,902,451
--------------------------------------------------------------------------------
GROSS PROFIT                  1,696,898     1,403,447     2,966,820   2,163,396
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES      1,291,729       899,133     2,307,268   1,621,947
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS          405,169       504,314       659,552     541,449
--------------------------------------------------------------------------------
INTEREST AND OTHER
Interest income                   1,877         4,637         7,627       9,214
Interest expense                (12,488)      (18,765)      (18,331)    (36,203)
Sale of telephone number           -             -             -        163,867
Gain (loss) on disposal of
  property and equipment           -             -          ( 6,065)       -
--------------------------------------------------------------------------------
TOTAL INTEREST AND OTHER        (10,611)      (14,128)      (16,769)    136,878
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES      394,558       490,186       642,783     678,327
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and
 state income taxes            (138,095)     (144,432)     (224,974)   (210,281)
Tax benefit from utilization
 of net operating
 loss carryforward                 -          144,432          -        210,281
--------------------------------------------------------------------------------
INCOME TAXES                   (138,095)         -         (224,974)       -
--------------------------------------------------------------------------------
NET INCOME                  $   256,463    $  490,186    $  417,809 $   678,327
================================================================================

OTHER COMPREHENSIVE INCOME
NET INCOME                  $  256,463     $  490,186    $  417,809 $   678,327
UNREALIZED LOSS ON
 AVAILABLE-FOR-SALE EQUITY
 SECURITY ARISING DURING
 THE PERIOD                       -          (72,187)      (  1,126)    (99,257)
--------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME  $  256,463    $  417,999     $  416,683  $  579,070
================================================================================

PER SHARE OF COMMON STOCK
 (BASIC AND DILUTED)            $ 0.02        $ 0.04         $ 0.03      $ 0.05
================================================================================
OUTSTANDING COMMON STOCK
  (BASIC AND DILUTED)       12,673,995    12,673,995     12,673,995  12,673,995
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended November 30,                        2001        2000
--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $  417,809 $  678,327
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                184,226    146,035
Deferred income tax payable                                  224,974      -
Available-for-sale equity security received
  in exchange for telephone number                              -    (  113,866)
Changes in assets (increase) decrease:
Accounts receivable, net                                  (1,073,274)(3,316,901)
Other receivables                                               -         5,246
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    (  388,285)(   34,469)
Inventories                                               (  155,624)    26,746
Prepaid expenses and other current assets                 (   38,287)(   47,997)
Other assets                                              (    4,171)      -
Changes in liabilities increase (decrease):
Trade accounts payable                                    (   19,153) 1,825,125
Billings in excess of costs and estimated
  earnings on uncompleted contracts                          219,602    717,094
Accrued liabilities                                          191,588 (   81,597)
Deferred revenues                                             14,175      9,520
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                     (  426,420)(  186,737)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase/lease of property and equipment                  (  392,225)(  211,360)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                     (  392,225)  (211,360)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                      221,833    122,925
Principal payments notes payable                          (  158,476)   (84,488)
Proceeds from capital leases                                  11,361       -
Payments of capitalized leases                            (    6,471)      -
Proceeds from credit line                                       -        75,000
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     68,247    113,437
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (  750,398)  (284,660)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              1,289,957    361,915
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $  539,559 $   77,255
================================================================================

Supplemental disclosures of non-cash investing and financing transactions:
Interest paid                                             $   18,330    $36,203
Interest received                                              7,627      9,214
Receipt of available-for-sale equity security in connection
  with sale of telephone number                                 -       113,866
--------------------------------------------------------------------------------
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   GENERAL

Our accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have made all adjustments necessary for a fair presentation of the results of the interim periods. These adjustments consist of only normal recurring adjustments. The results of operations for our interim periods are not necessarily indicative of results of operations for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.   RECLASSIFICATION

Certain amounts reflected in our comparative statements for the six months ended November 30, 2000, have been reclassified to conform to the current period presentation.

NOTE 3.   NET INCOME PER COMMON SHARE

Net income per common share (basic and diluted) has been computed for all periods presented, and is based on, the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

NOTE 4.   CONDENSED SEGMENT INFORMATION

The following condensed segment information includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.
                                             Air
                               Electric  Conditioning   Fax-mail       Total
-------------------------------------------------------------------------------
Revenues earned -           $ 9,579,680  $ 2,849,363  $  75,807    $ 12,504,850
Cost of revenues earned      (7,559,057)  (1,932,244)   (46,729)     (9,538,030)
-------------------------------------------------------------------------------
Gross margins                 2,020,623      917,119     29,078       2,966,820
Expenses                     (1,574,982)    (672,069)   (60,217)     (2,307,268)
Other income and expense     (   14,533)    (  2,510)       274      (   16,769)
-------------------------------------------------------------------------------
Income (loss) before
   income taxes             $   431,108  $   242,540  ($ 30,865)   $    642,783
===============================================================================

NOTE 6.   SUBSEQUENT EVENT

On January 2, 2002, we granted 50,000 restricted shares each to two officers as additional compensation.

Item 2.  Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT Certain statements in this Form 10-QSB, including information set forth under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourselves of certain 'safe harbor' provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management's best estimates based upon current conditions and most recent results of operations.

REVENUES EARNED

Revenues for the three and six months increased approximately 6% and 24% percent respectively as compared to the same period through November 30, 2000. The increase is a result of a general increase in business, a major project, a contract in the wireless antenna industry, referrals from previously satisfied customers and a continuing aggressive advertising campaign.

COST OF REVENUES EARNED

Cost of revenues increased approximately 2% for the three months ended November 30, 2001, as compared to the same period in 2000. Even though there was a slight increase in costs, there was a 3% increase in gross profit percentage for the three months. Cost of revenues increased approximately 21% for the six months ended November 30, 2001, as compared to the same period last year. The increase in costs comprised of direct job costs, including material and labor as well as costs to manage the increase in sales. Even with the increase in costs the gross profit increased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $392,596, approximately 44%, in the three months ended November 30, 2001, as compared to the same period in 2000. Selling, general and administrative expenses for the six months ended November 30, 2001, increased $685,321 or 42% over selling, general and administrative expenses for the same six-month period of 2000. Most of the selling, general and administrative expenses remained the same or varied slightly with general upward trends nationwide. However, a few expenses increased significantly resulting in major fluctuations. Some of these expense increases for the six month period were:

     Personnel added, including benefits                        $417,000
     Outside labor services                                       52,000
     Vehicle expenses                                             18,000
     Additional insurance                                         14,000
                                                                --------
                                                                $501,000
                                                                ========

NET INCOME

There was a decrease in net income for the three months ended November 30, 2001, as compared to the prior year. The decrease in net income for the six months can be attributed to the fact that in 2001 the net income was from operating profit whereas in 2000 the net income was increased as a result of a sale of a telephone number in the amount of $163,867 and the tax benefit of the utilization of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Edd Helms Group, Inc. had working capital of $1,800,849 and a ratio of current assets to current liabilities of approximately 1.5 to 1 at November 30, 2001. This compares with the November 30, 2000, working capital of $1,355,977 and a ratio of current assets to current liabilities of 1.3 to 1. Our cash balance increased approximately $462,000 compared to last year. Since the beginning of the fiscal year accounts receivable-net increased approximately $1,075,000 and accounts payable decreased approximately $19,000. Cash was used to purchase additional vehicles continuing the upgrade of our fleet of service vehicles, as well as upgrading our software and hardware. Offsetting this cash utilization was approximately $230,000 of proceeds from the issuance of notes to finance the purchase of this equipment. We made principal payments on notes payable and long-term debt of approximately $164,000. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, equipment and inventory and supplies used in the operation of our business. Our credit line was increased to $1,000,000 just prior to November 30, 2001. At November 30th we are not utilizing our credit line. We expect to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 26, 2000, a former employee, filed suit for breach of his employment agreement. The same former employee also filed a charge of discrimination with the Equal Employment Opportunity Commission against us, alleging that he was discriminated against, in violation of the Americans With Disabilities Act of 1990, as amended. The Commission has issued a determination that there was probable cause that the employee's rights may have been violated. The Commission recommended that we have conciliation. We did not pursue reconciliation and have elected to defend our position in the court.

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

(a)      Exhibits - None

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

Date January 21, 2002                     /s/  W. Edd Helms, Jr.
     ----------------                     ----------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER