Form 10QSB
period 2002-02-28
EDD HELMS GROUP INC
filed 2002-04-19
CIK 854883

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended February 28, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[__]

12,661,358 shares of common stock, par value $.01 per share, were outstanding at the close of business on April 12, 2002.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIES
FORM 10-QSB
INDEX
                                                                           PAGE
PART I - FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (unaudited)
  Consolidated Balance Sheets - February 28, 2002 and 2001 (unaudited)        3
  Consolidated Statements of Income and Other Comprehensive
  Income- Three and Nine Months ended February 28, 2002
    and 2001 (unaudited)                                                      5
  Consolidated Statements of Cash Flows - Nine Months ended
    February 28, 2002 and 2001 (unaudited)                                    8
  Notes to Consolidated Financial Statements                                  8

Item 2-Management's Discussion and Analysis or Plan of Operation              9

PART II - OTHER INFORMATION

Item 1 -Legal Proceedings                                                    10

Item 2 -Changes in Securities                                                10

Item 3 -Defaults Upon Senior Securities                                      10

Item 4 -Submission of matters to a Vote of Securities Holders                10

Item 5 -Other Information                                                    10

Item 6 -Exhibits and reports on Form 8-K                                     10

PART I - FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)

The financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
February 28,                                                  2002       2001
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $1,099,149  $1,086,389
Restricted cash - certificate of deposit                    10,000      10,000
Accounts receivable, less allowance for doubtful accounts
  of $ 82,692 and $ 47,185                               3,571,085   2,731,019
Available-for-sale equity security, at estimated
  fair market value                                          3,589      14,783
Deposit recoverable                                         68,408        -
Due from officer                                            81,423        -
Due from employees                                          16,222      12,624
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     819,613     277,220
Inventories                                                774,904     672,933
Prepaid expenses                                            38,484      79,663
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     6,482,877   4,884,631
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                              1,336,434     896,410
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net 146,806     187,030
Deferred income taxes                                    1,334,091         -
Other                                                       15,261       9,439
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                       1,496,158     196,469
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $9,315,469  $5,977,510
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                      $280,379     $235,341
Current portion of long-term capitalized leases             13,319         -
Accounts payable                                         1,104,275    1,387,262
Accrued liabilities                                        531,337      232,976
Deferred revenue                                             1,610         -
Billings in excess of costs and estimated
  earnings on uncompleted contracts                      1,972,048    1,338,127
Deferred income taxes                                      985,861         -
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                4,888,829    3,193,706
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Long-term debt                                             291,806      232,158
Long-term portion of capitalized leases                     16,434         -
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                308,240      232,158
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                        5,197,069    3,425,864
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 and 12,673,995
  issued and outstanding                                   126,614      126,740
Additional paid-in capital                                 208,182      186,946
Retained earnings                                        3,851,555    2,341,107
Treasury stock, 92,820 shares at cost                         -          (3,890)
Accumulated other comprehensive loss                       (67,951)     (99,257)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               4,118,400    2,551,646
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $9,315,469   $5,997,510
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                 Three Months Ended          Nine Months Ended
                                     February 28,              February 28,
                                   2002       2001           2002       2001
--------------------------------------------------------------------------------
REVENUES EARNED               $6,753,394  $5,024,275   $19,258,244  $15,090,263
COST OF REVENUES EARNED        4,922,666   3,805,348    14,460,696   11,707,799
--------------------------------------------------------------------------------
GROSS PROFIT                   1,830,728   1,218,927     4,797,548    3,382,464
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES       1,295,208     883,983     3,602,476    2,506,072
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS           535,520     334,944     1,195,072      876,392
--------------------------------------------------------------------------------
INTEREST AND OTHER
Interest income                    2,075       8,443         9,702       17,657
Interest expense                  (5,881)    (10,187)      (24,212)     (46,389)
Sale of telephone number              -            -           -        163,867
Loss on disposal of
  property and equipment              -            -        (6,065)         -
Other income                         536           -           536          -
--------------------------------------------------------------------------------
TOTAL INTEREST AND OTHER          (3,270)     (1,744)      (20,039)     135,135
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES       532,250     333,200     1,175,033    1,011,527
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and
 state income taxes             (186,288)   (103,292)     (411,262)    (313,573)
Tax benefit from utilization
 of net operating
 loss carryforward                    -      103,292           -        313,573
--------------------------------------------------------------------------------
INCOME TAXES                    (186,288)        -        (411,262)        -
--------------------------------------------------------------------------------
NET INCOME                      $345,962    $333,200      $763,771   $1,011,527
================================================================================

OTHER COMPREHENSIVE INCOME
NET INCOME                      $345,962    $333,200      $763,771   $1,011,527
UNREALIZED LOSS ON
 AVAILABLE-FOR-SALE EQUITY
 SECURITY ARISING DURING
 THE PERIOD                         (752)       -            (1,878)    (99,257)
--------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME      $345,210    $333,200       $761,893    $912,270
================================================================================

BASIC AND DILUTED
 Net income per share           $ 0.03        $ 0.03         $ 0.06      $ 0.08
================================================================================
WEIGHTED AVERAGE
 Shares outstanding        $12,688,794   $12,673,995    $12,688,794 $12,673,995
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended February 28,                        2002        2001
--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Net income                                                $763,771   $1,011,527
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              287,105      230,069
Stock based compensation                                    25,000         -
Provision for income taxes                                 411,262         -
Available-for-sale equity security received
  in exchange for telephone number                              -      (113,866)
Changes in assets (increase) decrease:
Accounts receivable, net                                (1,593,577)  (1,163,855)
Deposit recoverable                                        (68,408)        -
Due from officer                                           (81,423)
Other receivables                                               -         2,559
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    (336,845)      34,333
Inventories                                               (168,039)    (206,883)
Prepaid expenses and other current assets                   (9,613)     (46,092)
Other assets                                                (6,386)        -
Changes in liabilities increase (decrease):
Trade accounts payable                                     (74,770)     500,228
Customer deposits                                              -        (35,617)
Accounts payable related parties                           (39,831)        -
Billings in excess of costs and estimated
  earnings on uncompleted contracts                      1,181,792    1,174,907
Accrued liabilities                                         53,853       (2,425)
Deferred revenues                                             (950)        -
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  342,941    1,384,885
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (720,360)    (274,093)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                     (720,360)    (274,093)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                    416,953      194,003
Principal payments notes payable                          (230,989)    (178,507)
Proceeds from capital leases                                 8,680         -
Payments of capitalized leases                              (8,033)        -
Proceeds from credit line                                  750,000       75,000
Payments on line of credit                                (750,000)    (476,814)
--------------------------------------------------------------------------------
NET CASH PROVIDED USED BY FINANCING ACTIVITIES             186,611     (386,318)
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (190,808)     724,474
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            1,289,957      361,915
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                1,099,149   $1,086,389
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(UNAUDITED)

Supplemental disclosures of non-cash investing and financing transactions:
Interest paid                                                $24,212    $46,389
Interest received                                              9,702     17,657
Compensation paid in stock                                    25,000        -
Receipt of available-for-sale equity security in connection
  with sale of telephone number                                 -       113,866
--------------------------------------------------------------------------------
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   GENERAL

Our unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our management's opinion, we have made all adjustments necessary for a fair presentation of the results of the interim periods. These adjustments consist of only normal recurring adjustments. The results of operations for our interim periods are not necessarily indicative of results of operations for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In November we changed the name of our wholly-owned subsidiary from Hoteleticket, Inc. to DataTelCom, Inc.

NOTE 2.   RECLASSIFICATION

Certain amounts reflected in our comparative statements for the nine months ended February 28, 2001, have been reclassified to conform to the current period presentation.

NOTE 3.   NET INCOME PER COMMON SHARE

Net income per common share (basic and diluted) has been computed for all periods presented, and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

NOTE 4.   CONDENSED SEGMENT INFORMATION

The following condensed segment information includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.
                                             Air
                               Electric  Conditioning   Fax-mail       Total
-------------------------------------------------------------------------------
Revenues earned -           $15,510,757   $3,642,437   $105,050     $19,258,244
Cost of revenues earned     (11,709,180)  (2,679,418)   (72,098)    (14,460,696)
-------------------------------------------------------------------------------
Gross margins                 3,801,577      963,019     32,952       4,797,548
Expenses                    ( 2,586,735)    (932,206)   (83,535)    ( 3,602,476)
Other income and expense    (    16,961)  (    3,404)       326     (    20,039)
-------------------------------------------------------------------------------
Income (loss) before
   income taxes              $1,197,881      $27,409   ($50,257)     $1,175,033
===============================================================================



Item 2.  Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT Certain statements in this Form 10-QSB, including information set forth under this Item 2 - Management's Discussion and Analysis or Plan of Operation constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourself of certain 'safe harbor' provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or included in other publicly available documents filed with the Securities and Exchange Commission reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management's best estimates based upon current conditions and most recent results of operations.

REVENUES EARNED

Revenues for the three and nine months increased approximately 34% and 28% percent respectively as compared to the same period through February 28, 2001. The increase is a result of a general increase in business, a major project, a contract in the wireless antenna industry, referrals from previously satisfied customers and a continuing aggressive advertising campaign.

COST OF REVENUES EARNED

Cost of revenues earned increased approximately 29% for the three months ended February 28, 2002, as compared to the same period in 2001. Even though there was a slight increase in costs, there was a 3% increase in gross profit percentage for the three months. Cost of revenues increased approximately 24% for the nine months ended February 28, 2002, and a 3% increase in gross profit percentage as compared to the same period last year. The increase in costs comprised of direct job costs, including material and labor as well as costs to manage the increase in sales. Even with the increase in costs the gross profit increased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $411,250, approximately 47%, in the three months ended February 28, 2002, as compared to the same period in 2001. Selling, general and administrative expenses for the nine months ended February 28, 2002, increased $1,096,404 or 44% over selling, general and administrative expenses for the same nine-month period of 2001. Most of the selling, general and administrative expenses remained the same or varied slightly with general upward trends nationwide. However, a few expenses increased significantly resulting in major fluctuations. Some of these expense increases for the nine month period were:

     Personnel added, including benefits                        $662,000
     Outside labor services                                       70,000
     Vehicle expenses                                             22,000
     Additional insurance                                         28,000
     Other selling, general and administrative expenses          200,000
                                                                 -------
                                                                $982,000
                                                                ========

NET INCOME

There was an increase in net income for the three months ended February 28, 2002, as compared to the prior year. The decrease in net income for the nine months ending February 28, 2002 can be attributed to the fact that in 2002 the net income was from operating profit whereas in 2001 the net income was increased as a result of a sale of a telephone number in the amount of $163,867 and the tax benefit of the utilization of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $1,594,048 and a ratio of current assets to current liabilities of approximately 1.3 to 1 at February 28, 2002. This compares with the February 28, 2001, working capital of $1,690,925 and a ratio of current assets to current liabilities of 1.5 to 1. There was a decrease in our cash balance as compared to May 31, 2001. Since June 1, 2002, the beginning of the fiscal year, accounts receivable-net increased approximately $1,600,000 and accounts payable decreased approximately $75,000. Cash was used to purchase additional vehicles, continuing the upgrade of our fleet of service vehicles, upgrading our software, hardware, and the upgrading of our trade show equipment. Offsetting this cash utilization was approximately $424,000 of proceeds from the issuance of notes to finance the purchase of this equipment. We made principal payments on notes payable and long-term debt of approximately $239,000. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, equipment, inventory, and supplies used in the operation of our business. Our credit line was increased to $1,000,000 just prior to November 30, 2001. At February 28th we are not utilizing our credit line. We expect to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 6, 2002, we agreed to an out of court settlement of litigation with a former employee. We paid $100,000 and purchased 86,462 of our common shares, owned by the former employee for the approximate amount of $23,300. The $100,000 will be charged to operations during the fourth quarter of fiscal 2002.

Item 2. Changes in Securities

During the quarter ended there were no changes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

Subsequent to February 28, 2002, an Annual Meeting of Shareholders was held on April 5, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K - None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EDD HELMS GROUP, INC.
                                          -----------------------
                                          (Registrant)

Date: April 19, 2002                     /s/  W. Edd Helms, Jr.
      --------------                     ----------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER