Form 10KSB
period 2002-05-31
EDD HELMS GROUP INC
filed 2002-08-28
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year-ended May 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the transition period from ________ to ________
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

                    Issuer's telephone number (305) 653-2520

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $24,520,884.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices as of August 23, 2002, was $191,280 (1,125,178 shares at an average bid price of $.17 per share).

There were 12,574,896 shares outstanding of the issuer's common stock, $.01 par value, as of August 23, 2002.
================================================================================

                        EDD HELMS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
--------                                                                   ----
  Item 1.   DESCRIPTION OF BUSINESS                                           2
  Item 2.   DESCRIPTION OF PROPERTY                                           8
  Item 3.   LEGAL PROCEEDINGS                                                 8
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9

PART II
--------
  Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          9
  Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        10
  Item 7.   FINANCIAL STATEMENTS                                             14
  Item 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE                                           32

PART III
--------
  Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT              33
  Item 10.  EXECUTIVE COMPENSATION                                           34
  Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   35
  Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   37
  Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                 37

Certain information contained or incorporated by reference in this Annual Report on Form 10KSB is forward looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-KSB or made by management of Edd Helms Group, Inc. and its subsidiaries, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Edd Helms Group, Inc.'s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may", "will", "should", "would", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to:
  o Economic conditions generally and in the industries in which our customers participate
  o Competition within our industry, including:
      o Competition from much larger competitors
      o Price increases or supply limitations for components purchased by us and delays, reductions, or cancellations of orders previously placed with and by us, or,
      o Cancellations of orders previously placed with and by us.

                                     PART I
Terms used in this report:
HVAC       Heating, Ventilation, Air Conditioning
CCTV       Closed Circuit Television
ABYC       American Boating and Yachting Council
CFC's      ChloroFlouroCarbon
UPS        Uninterruptible Power Supply (a sophisticated battery)
NASDAQ     National Association of Securities Dealers Automated Quotation System
Gigabit    1,000,000 bits of computer information
Clean-room Sterile or semi-sterile manufacturing environment

ITEM 1- BUSINESS

We are a Florida Corporation, organized in 1985 and originally incorporated under the name of Hotelecopy, Inc. In August of 1999, Hotelecopy, Inc. merged with Edd Helms, Inc. a Florida Corporation and changed its name to Edd Helms Group, Inc. We presently have two wholly-owned Florida corporation subsidiaries:

          Edd Helms Air Conditioning, Inc., and,
          DataTelcom, Inc.

Edd Helms Group, Inc., is a diversified services company with specific disciplines of service in the areas of:

          Electrical,
          Air conditioning,
          Data communications,
          Wireless,
          Marine air conditioning and refrigeration, and, Integrated systems.

Although the primary focus of our core business is service, we regularly perform design-build projects. We also service the convention and exhibition services industry with our skilled labor force and a large inventory of temporary equipment. During the year, we employed over 200 employees and operate approximately seventy service vehicles, each radio equipped and satellite tracked for peak efficiency in providing our services to our customer base.

We operate state-of-the-art computer systems, which include Microsoft Windows 2000(tm)and Citrix MetaFrame(tm) servers. These computer systems have built-in redundancy and are backed by uninterruptible power systems to avoid information loss during power outages. Our management software is specifically designed for the service industry and related accounting functions. The strength of our business rests in our reputation, workforce and management team.

Our ability to employ, train and retain highly motivated service technicians to provide quality service is a key to our success in being competitive. In order to recruit qualified individuals, we offer superior training and equipment, a safety program (with our own safety director), excellent benefits and career opportunities that we believe are more comprehensive than those typically offered within the industry. We maintain good labor relations with our employees. Management is involved in local industry associations and participate in organized labor and training programs. Substantially all of our service people are unionized, and we have not experienced a strike or any significant labor stoppage. We believe that our relationships with our employees are satisfactory.

A large part of our services are provided by means of our mobile service vehicles. These service vehicles and the licensed technicians that operate them carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call travels to the business or residence, interviews the customer, diagnoses the problem, presents the solution, obtains agreement from the customer and performs the work.

We maintain a high profile advertising campaign in the yellow pages and radio spots that are run throughout the year, and use a direct sales force to market our services. We continue to preserve and enhance our value of the unique and long-standing trade names and customer identification. Our logo and identifying marks are featured on all our trucks, marketing materials, and advertisements. All of our field technicians wear uniform shirts with our marketing logo and color, and display photo identification to each customer when they arrive at the customer's facility or home.

ELECTRICAL AND DATA COMMUNICATIONS

We provide these services to commercial businesses, factories, hotels, banks, convention facilities and residences. Our services include preventive maintenance, emergency repairs, and replacements (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as a result of an emergency repair) of systems and associated parts, electrical control systems, wiring, data cabling, switches and panels. We also install and maintain computer and communications wiring in homes and businesses.

WIRELESS

Our wireless division provides services to the communication industry. During the past year, we completed cellular installations for AT&T, Voicestream, and Cingular. We operate our tower division under the name of Datatelcom, Inc. The work is performed by our own employees and with outside subcontractors. Datatelcom performs services as a subcontractor to Edd Helms Group.

The nature of the work is the installation of antennas, coaxial cables, electrical power of both AC and DC, and other electronic equipment on towers and rooftops. The work is generally performed at heights from 100 feet to 450 feet on rooftops, monopoles, self supporting towers and free standing towers.

We provide training to our tower climbers through a certification program operated by an independent tower training company. We send one of our employees to the third-party trainer who attends a comprehensive course in Certified Tower Climbing Safety and Rescue. Upon completion of this course our employee receives a certification which then enables him to teach this course to our other employees. This provides the employees with the ability to use the needed knowledge and skills to utilize the techniques and equipment effectively in their individual work environments.

Safety is paramount to all of our operations. No parts of our operations are ignored, but additional safety training and attention is maintained in the wireless group. Since most of the wireless work is done at heights that exceed 100 feet, every precaution is taken to protect our employees.

Testing and certifications of the test equipment and the materials utilized by the wireless division are an ongoing educational process supported by us. With the certified training programs, our employees are equipped to perform the highest quality of work while servicing the ever demanding cellular carriers.

We believe that the cellular industry is continuously evolving with new technologies and expanding markets. Although the cellular carriers have suffered recently on Wall Street, we believe that we have carved out a niche market that should allow growth and increased sales over the next five years.

TRADE SHOWS AND EXHIBITION SERVICES

We provide temporary electrical services to the convention and trade show industry. These services are generally provided in hotels, convention halls, and temporary outside facilities. We sell our services to decorators and trade show groups where various vendors exhibit their products and services. These trade shows require temporary power for the use of the individual exhibitors during these events. We sell power, install and maintain the power and outlets, remove and store the inventory of temporary equipment until the next trade show event, for the respective group.

Edd Helms Group has been a major trade show electrical provider in the South Florida area for the past eighteen years. During the past year we have added a full time marketing person to further develop our presence in the trade show arena. With South Florida being a major hub for tourism, we expect our sales in the trade show arena to continue to grow over the next five years.

With our completion of a major hotel project in Hollywood, Florida, during 2002, we entered into an agreement with that major hotel and convention facility to provide its electrical and mechanical trade show services to the decorators and exhibitors at the facility. We expect this facility to grow into one of South Florida's top convention facilities and anticipate positive growth for our trade show services.

The equipment required for a trade show electrical exhibition provider is extensive and requires continuous maintenance and annual safety certification. We own a large inventory of trade show equipment that is maintained and stored at our main warehouse and storage facilities. We believe that this specialized equipment has a value in excess of that reflected in our books.

We believe that our convention trade show and exhibition services division would benefit from acquisition of other trade show service providers. We will attempt to locate acquisition opportunities in this arena that would allow us to grow this niche market and allow us to maximize the use of our large inventory.

INTEGRATED SERVICES

During the past year, we began servicing our customer base with fire alarm, life safety, security, gate access, CCTV, and monitoring services. These services are referred to as integrated services. This integrated services market mixes well with our electrical services and our existing licenses which allow us to perform all of these services under our electrical licenses. We believe, with the homeland attention to security, that this niche market will allow increased sales from our present client base.

We sell these integrated services individually or packaged. These services generally require annual maintenance, inspections, and certification. Many companies request monitoring of these systems and we provide this monitoring through contracts with third party vendors

AIR CONDITIONING AND REFRIGERATION

We provide a broad variety of maintenance, repair, and replacement services to both residential and commercial customers. Most of our air conditioning and refrigeration efforts are in the service, retrofit, and design build markets. Our services include preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs, and the replacement (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as result of an emergency repair request) of HVAC systems and associated parts. We also provide certain specialized services and technical facilities management services to commercial building owners or building managers. In connection with both new installation business and maintenance, repair and replacement services, we sell a wide range of HVAC equipment, parts and supplies. We use specialized systems to log service orders, schedule service calls, identify and ready the necessary repair parts or equipment, track the work order, and provide information for communication with the service technicians and customers. Service histories and specific product information are generally accessible to the dispatcher in a database that may be searched by customer name or address. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Prior to employment, we make an assessment of the technical competence level of all potential new employees, confirm background references and conduct criminal and driving record checks. In addition, all employees are subject to drug testing. Once hired, employees are required to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow our safety practices and other internal policies. Both technical and customer service personnel are given intensive training in customer communication, sales and problem-solving skills.

MARINE AIR CONDITIONING AND REFRIGERATION

We are in our third year of providing marine air conditioning and refrigeration services. We believe the marine industry to be a market where our highly-qualified labor force and our commitment to quality service will allow the development of this potentially lucrative niche market. Our marine technicians are ABYC certified. A visible marketing campaign has been launched in the South Florida market. The South Florida market is referred to by many as the boating capital of the United States. With our full-time residence of boat owners combined with the seasonal transient market, we believe that we can establish ourself as one of the leading providers of marine air conditioning and refrigeration services. We have established relationships to provide factory warranty service with several major boating companies and manufacturers in South Florida.

E-COMMERCE

We have developed a fully functional Internet web site that is both an internet and an intranet. It is presently being utilized to market our divisions and services. It is also growing in the information and training programs being offered to our employees.

We believe that E-Commerce opportunities will benefit us. As a result we have developed and will continue to develop, on-line services. We believe that the Internet will allow us an opportunity to expand our market and improve our efficiencies. We have entered into a contract with a third party web developer to help develop an expanded Internet presence.

PUBLIC FACSIMILE (FAXMAIL) SERVICES

Effective June 1, 2002, we discontinued our FaxMail services. During the fiscal year we did operate our public facsimile network and sustained losses.

COMPETITION

The facilities service industry is highly competitive with few barriers to entry. We believe that the principal competitive factors are timeliness, reliability and quality of service provided, range of service offered, market share and visibility strengthened by advertising and price. Most of our competitors are small, owner-operated companies that typically operate in a single market. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their service at lower rates. Often times, these small competitors have long established relationships with homeowners for a variety of home repairs, which makes that market difficult for us to penetrate. There are currently a limited number of public companies focused on providing services in some of the same service lines provided by us. Some of these competitors, and potential competitors, have greater financial resources than we do to finance acquisition and development opportunities, and may be able to pay higher prices for the same opportunities to develop and support service operations.

Our ability to employ, train and retain highly motivated service technicians to provide quality service is a key to our success in being competitive. In order to recruit qualified individuals, we offer attractive compensation, health and savings benefits that are more comprehensive than those typically offered within the industry, including a 401(k) plan.

GOVERNMENTAL REGULATION

Many aspects of our business operations are subject to various federal, state and local laws and regulations, including, among others, permitting and licensing requirements; building, mechanical and electrical codes and zoning ordinances; laws and regulations relating to consumer protection; laws and regulations relating to worker safety and protection of human health.

We believe we have all the required permits and licenses to conduct our operations and that we are in substantial compliance with applicable regulatory requirements relating to our operations. If we were to fail to comply with the applicable regulations it could result in substantial fines or revocation of our operating permits.

A large number of state and local regulations governing the facilities services trades require various permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all our service technicians who work in the geographic area covered by the permit or license.

ENVIRONMENTAL REGULATION

Our operations are subject to numerous federal, state and local environmental laws and regulations, including those governing vehicle emissions and the use and handling of refrigerants. These laws and regulations are administered by various federal, state and local governmental agencies. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and meeting these requirements can become expensive. We are subject to the Clean Air Act, Title VI of which governs air emissions and imposes specific requirements on the use and handling of substances known or suspected to cause or contribute significantly to harmful effects on the stratospherical ozone layer, such as chlorofluorocarbons and certain other refrigerants ("CFC's"). Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment of recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFC's in the United States and require alternative refrigerants to be used in replacement HVAC systems.

Expenditures related to environmental matters during the fiscal years ended
May 31, 2002, or 2001, were not material. We do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations.

SUPPLIERS

We obtain materials and supplies from approximately 150 suppliers. Suppliers of materials are plentiful and we are not dependent on any one company.

CYCLICALITY OF THE INDUSTRY

We generate increased revenues in the summer months when the dependency on air conditioning is greater than in the winter months. The electrical services business is not cyclical.

ECONOMIC DEPENDENCE

We believe that there is always a demand for electrical and air conditioning services. With the emergence of the broadband industry with fast computers, the reliability of the electrical power and network computer wiring has become more critical than ever. The required reliability of many of these electrical systems exceeds 99.999%. Uninterruptible power supplies (UPS) and standby emergency generators are required in greater numbers than ever before. Aside from the initial installation of power and network cabling, ongoing maintenance programs are imperative. Indoor air quality with proper temperature and humidity control is also required. Many computer networks now require transmission of information at gigabit speed which requires upgrading slower network cables. Fiber optics is now replacing copper wire in many of these installations.

The electrical, data communications, telecommunications and air conditioning construction services industry has had a higher overall growth rate than the overall construction industry. This is due in part to the increase in complexity of electrical and mechanical systems in many projects. This results from the increased use of computers and more advanced data and voice communications and environmental control systems. As a result, buildings are now consuming more electricity per square foot than in the past and more extensive air conditioning and electrical distribution systems are now required.

Voice, data communication and telecommunication systems now require more reliable power supplies and improved low voltage and fiber optic cabling. The need for increased environmental controls within a building, such as the increased need for air conditioning control to maintain computer systems at optimal temperatures and the increased demand for environmental control in individual spaces, are creating expanded opportunities for electrical, mechanical, telecommunications and data communications facilities service businesses

Electrical and mechanical construction services involve the design, installation and start-up of several systems. These include:
     1) Generation and distribution of electrical power including conduits, power cables, transformers, electrical panels, switch gear, controls, generators and uninterruptible power supplies,
     2) Lighting fixtures and controls,
     3) Voice and data communications, including fiber optic and copper cabling,
     4) Fire alarm, security, and process control, and,
     5) Heating, ventilation, air conditioning, refrigeration and increased requirements of all of these systems in clean-room applications

We perform most of our services pursuant to contracts with owners, corporations, government organizations, construction managers, developers, general contractors and individual tenants in multi-tenant facilities and we are not economically dependent on any single customer or group.

EMPLOYEES

As of May 31, 2002, we had approximately 175 employees. Approximately 108 of these employees are electrical technicians and another 27 are air conditioning technicians. We have 40 employees who fill administrative, sales and management roles. We believe that our relations with our employees are good. We are signatory to various collective bargaining agreements with local unions representing approximately 75% of our employees. None of these collective bargaining agreements are nationwide or regional in scope.

We are a member of the National Electrical Contractors Association who represents us in bargaining with the International Brotherhood of Electrical Workers. Our air conditioning subsidiary is a member of the Mechanical Contractors Association who represents us in bargaining with the United Association.

OUR EXECUTIVE OFFICERS

See the information contained in Part III, Item 9, which describes our executive officers in detail.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 32,000 square feet for the warehousing, distribution and executive offices at a total annual cost of approximately $234,400, including sales tax. Substantially all leased property is owned by a partnership of which Carol Helms and W. Edd Helms, Jr., are the sole owners. W. Edd Helms is an officer and director and the owner of approximately 80% of our common stock and is related to some of our other officers and directors. We believe that these facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities in the area.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

On March 6, 2002, we agreed to an out of court settlement of litigation with a former employee. We paid $100,000 and purchased 86,462 of our common shares, owned by the former employee, for the approximate amount of $23,300. The $100,000 was charged to operations during the fourth quarter of fiscal 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.       An annual Meeting of our Shareholders was held on April 5, 2002

2.       The following directors were elected at the meeting:
         W. Edd Helms, Jr.
         L. Wade Helms
         Joseph M. Komarmy
         Walter Revell
         Edward McCarthy

3.       Matters voted on at the meeting were:
                                       For      Against   Abstention
                                    ---------   -------   ----------
         1. The following Directors:

         Directors

         W. Edd Helms, Jr.          11,644,506   3,600       2,052
         L. Wade Helms              11,644,506   3,600       2,052
         Joseph M. Komarmy          11,644,506   3,000       2,652
         Walter Revell              11,644,506   3,000       2,652
         Edward McCarthy            11,644,506   3,000       2,652

         2. Approval of Incentive Stock Option Plan:
                                    11,579,163  67,843       3,152

         3. Approval of the 2001 Non-Qualified Stock Option Plan:
                                    11,568,113  78,693       3,352

         4. Ratification of Independent Public Accountants:
                                    11,635,335   2,100      12,723

         5. Issuance as compensation of 50,000 shares of our common stock to each of Wade Helms and Joseph Komarmy:
                                    11,572,650  64,356      13,152

                                     PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for our common stock. In order to obtain bid quotations for our common stock, it is necessary to contact certain broker/dealers, if any, who make a market in our common stock. We are not aware of any such broker/dealers. Our NASDAQ trading symbol is EDDH.

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask prices for our common stock from June 1, 2001, through May 31, 2002. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. The following information for the fiscal year-ended May 31, 2002 was obtained from the NASDAQ historical data service.

                                                            Year-Ended
                                                   May 31, 2002     May 31, 2001
                                                   High    Low      High     Low
                                                   -----------      ------------

          First Quarter                            $1.75  $.15      $.08    $.08
          Second Quarter                           $ .80  $.26      $.08    $.07
          Third Quarter                            $ .40  $.25      $.15    $.07
          Fourth Quarter                           $ .55  $.15      $.30    $.15

On May 31, 2002, there were approximately 450 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

We have not paid dividends since our inception and do not anticipate paying any dividends in the near future. We intend to retain earnings to provide funds for general corporate purposes and the expansion of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of Edd Helms Group, Inc. and the related footnotes, included elsewhere herein. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the forward-looking statements. See "Forward Looking Statements" and "Risk Factors".

HIGHLIGHTS OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements. Management believes that our most critical accounting policy is in accounting for long-term construction contracts. Determining the points at which revenue should be recognized as earned and costs should be recognized as expenses is a major accounting issue common to all businesses engaged in the performance of long-term construction contracts. We use the percentage-of-completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Each of our business units calculates the percentage-of-completion of each contract by dividing the costs incurred to date by the estimated total contract costs at completion (the "cost-to-cost" method). This percentage is then applied to the estimated total contract value (the total amount of revenue expected to be realized from the contract) in order to calculate the amount of revenue to be recognized to date on each contract. Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total contract value.

Percentage-of-completion accounting requires considerable reliance on estimates in determining revenues, costs, profit margins and the extent of progress toward completion on a contract-by-contract basis. Uncertainties inherent in the performance of contracts generally include labor availability and productivity, job conditions, material cost, change order scope and pricing, final contract settlements and other factors. These uncertainties are evaluated continually for each contract, and the impact of changes in estimates of total contract costs, total contract value, and other factors are reflected in the consolidated financial statements in the period in which the revisions are determined.

Our business units enter into contracts primarily through competitive bids, with the final terms and prices often negotiated with the customer. Although the pricing terms and conditions of contracts vary considerably, most of these contracts are known as "fixed-price" (or "lump-sum") contracts, in which the business unit essentially agrees to perform all acts under the contract for a stated price. Our business units also enter into "cost-plus" contracts
(costs incurred plus a stated mark-up percentage or a stated fee) and "time-and-materials" contracts (stated hourly labor rate plus the costs of materials). Fixed-price contracts inherently contain higher risk of loss than the other contract types, but management believes that we are generally able to achieve higher gross profit margins on fixed-price contracts as a result of the expertise and experience of our business units in bidding and job performance. No assurance can be given, however, that we will not incur significant job losses on contracts in the future.

We recognize maintenance, repair and replacement revenues, including maintenance management services, as services are performed. Service contract revenue is recognized ratably over the term of the service contract. We account for revenues from fixed-price installation and retrofit contracts on a percentage-of-completion basis using the cost-to-cost method.

Cost of services consists primarily of salaries, wages, benefits and insurance of service and installation technicians, project managers and other field support employees, materials, components, parts and supplies, engineered equipment, subcontracted services, depreciation, fuel and other vehicle expenses and equipment rentals. Selling, general and administrative expenses consist primarily of compensation and related benefits for management, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

Accounts receivable collectibility represents another significant accounting policy. Our business units grant credit, generally without collateral, to their customers, which primarily include general contractors, property owners and developers, governmental agencies, educational and medical institutions, and commercial and industrial companies in a variety of industries. We are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we are entitled to payment for work performed and often have certain lien rights that can be attached to the property in which the work was performed. Additionally, management continually monitors the financial condition of our customers to reduce risk of loss. We provide an allowance for doubtful accounts when future collection is considered doubtful. Historically, receivable collectibility has not been a significant issue our service industries.

As of May 31, 2002, we discontinued the Hotelecopy FaxMail segment of our business. With the exception of some minor wrap-up, substantially all of these operations were terminated May 31, 2002.

               MAY 31, 2002, COMPARED TO year-ended MAY 31, 2001

REVENUES EARNED

Revenues increased approximately $4.5 million or 22% to $24.5 million for the fiscal year-ended May 31, 2002, from $20.0 million for the fiscal year-ended May 31, 2001. This increase can be attributed to a major project, a contract in the wireless antenna industry, an increase in additional services provided by our continuing aggressive advertising campaign.

COSTS OF REVENUES EARNED

Cost of revenues was $17,781,000 or 73% of revenues earned, for the year-ended May 31, 2002, as compared with $15,647,000 or 78% of revenues earned for the year-ended May 31, 2001. Our gross profit margin as a percentage of revenues earned for the years 2002, and 2001 were 27% and 22%, respectively. The increase in gross margin, as a percentage of revenues earned, is primarily related to increased sales, a more favorable mix between the divisions and our ability to better estimate and manage the various jobs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the year-ended May 31, 2002 were $5,057,000 or 21% of revenues earned, as compared with $3,474,000 or 17% of revenues earned for the year-ended May 31, 2001. The increase in these expenses is primarily attributable to a select few expenses, listed below, while most of the other expenses remained the same or varied slightly with the general upward trend nationwide. As a percentage of revenues earned selling, general and administrative expenses increased approximately 4% for the fiscal year-ended May 31, 2002, as compared to the prior year. This percentage increase is primarily the result of increased growth, partially offset by some related cost savings. Expenses in connection with an out-of-court litigation settlement with a former employee increased approximately $130,000 (including legal fees). There was a significant increase in personnel and related benefits of approximately $800,000, and an increase in outside labor services of approximately $105,000. We increased our provision for doubtful accounts by $157,000 to reserve certain accounts receivable from customers based upon management's best estimates of their ultimate collectibility. Other major fluctuations were:

         Vehicle expenses                                               $44,000
         Additional insurance                                           $36,000

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes increased approximately $760,000 or approximately 83% as compared to the fiscal year-ended May 31, 2001. This increase can be attributed to an increase in revenues and an increase in gross profit percentage, primarily as a result of the completion of a major project and the growth of business in the wireless antenna industry.

PROVISION FOR INCOME TAXES

We follow Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. That statement focuses on the balance sheet and on calculating deferred tax assets and liabilities. Deferred income tax expense (and our provision for income taxes) is the difference between the deferred tax balance sheet accounts at the beginning and end of each period. We had no current income tax expense, and paid no income taxes, due to large income tax net operating loss carryforwards. We had previously recorded the deferred tax effects of these loss carryforwards in the fiscal year-ended May 31, 2001, when it became more likely than not (a likelihood of more than 50 percent) that we would be able to offset future income with these carryforwards.

INCOME TAX BENEFIT FROM UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

Unlike last year, we had no income tax benefit from the utilization of net operating loss carryforwards because we recognized the entire benefit of our net operating loss carryforwards as an asset last year.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2002, we had cash, cash equivalents and securities available for sale totaling approximately $1.4 million compared with $1.3 million as of May 31, 2001. Working capital increased to $3.2 million at May 31, 2002, as compared to $1.7 million in the prior year. Our ratio of current assets to current liabilities was 1.8 to 1 as of May 31, 2002, as compared to 1.6 to 1 in the prior year. During fiscal 2002, our net cash provided by operations decreased approximately $733,000, of which $1,072,000 greater than what might be expected due to an income tax benefit from utilization of a net operating loss carryforward. Without the tax benefit in the prior year our cash provided by operations would have only increased approximately $339,000. Cash was used to purchase additional vehicles, continuing the upgrade of our fleet of service vehicles, upgrading our software and hardware and upgrading of our trade show equipment. Offsetting this cash utilization was approximately $583,000 of proceeds from the issuance of notes to finance the purchase of this equipment. We made principal payments on notes payable of approximately $316,000. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was increased during the year to $1 million; the credit line was used once during the year and for a very short period of time. As of May 31, 2002, we are not using our credit line. We expect to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

EFFECTS OF INFLATION

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2002.

                    MAY 31, 2001, COMPARED TO MAY 31, 2000

REVENUES

Our revenues increased approximately 70% to $20,056,960 for the year-ended
May 31, 2001, as compared to $11,985,794 for the fiscal year-ended May 31, 2000. The increase in our revenue is attributed to the growth in the electrical and air conditioning business as well as the growth of the data communications division. We believe this growth to be a result of our visible advertising and the additional services that we are selling with the data communications division.

COST OF REVENUES

Our cost of revenues increased approximately 80% for the fiscal year-ended
May 31, 2001, to $15,647,241 as compared to $8,750,244 for the fiscal year-ended May 31, 2000. We believe that the increase in costs can be attributed to increased direct job cost as the result of increased sales derived from the electrical, data communications, and air conditioning divisions. Wages for the direct cost of field employees increased. Additionally, a portion of our overhead expenses increased as a result of increased sales.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

These expenses increased 14% for the fiscal year-ended May 31, 2001, to $3,474,731 as compared to $3,161,633 for the fiscal year-ended May 31, 2000. This was primarily the result of increased advertising and additional sales expenses attributed to the data communications and air conditioning divisions. Additionally, administrative personnel were added to our staffing as a result of the increased sales. Salaries were generally increased across-the-board in line with the employees' tenure and cost of living increases.

INCOME ARISING FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

During the current year we sold a telephone number from the FaxMail business for approximately $50,000 cash, plus restricted securities of the acquirer, which were valued at approximately $71,500 at the time of the sale. At the end of the fiscal year we believe these securities have just a nominal value.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity is cash flow from operations, proceeds from notes payable, borrowings under a secured line of credit for up to $750,000 and two other bank loans. As of May 31, 2001, the cash flow from our operations was $1,666,127, as compared to $102,773 for the end of the prior fiscal year. As of May 31, 2001, we had received $257,518 in proceeds from notes payable and borrowed $75,000 under our secured line of credit. We made principal payments on notes payable and long-term debt of $317,688 and $476,814 in payments under the line of credit in fiscal year-ended May 31, 2001. As of May 31, 2000, we had received $281,666 in proceeds from notes payable and received $491,814 borrowed under the line of credit. As of May 31, 2000, we made principal payments for $254,117 on notes payable and long-term debt and paid $90,000 towards the line of credit.

We had a working capital surplus of approximately $1,695,627 and a ratio of current assets to current liabilities of approximately 1.62:1 as of May 31, 2001. This compares with the May 31, 2000, working capital surplus of $766,702, and a ratio of 1.38:1 current assets to current liabilities.

For the year-ended May 31, 2001, our liquidity increased by $928,041 as cash increased to $1,289,957 compared to $361,916 for the year-ended May 31, 2000. This increase in cash is attributable principally to increased profits from operations.

ITEM 7. FINANCIAL STATEMENTS

                               C O N T E N T S

                                                    Page
                                                   -----
INDEPENDENT AUDITOR'S REPORT                        15

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                         16

Consolidated Statements of Income and
  Comprehensive Income                              17

Consolidated Statements of Cash Flows               18

Consolidated Statements of Stockholders' Equity     19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          20 to 31

[LOGO]
Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                          Miami, Florida  33156-7578
A Professional Association                            Telephone   (305) 274-1366
                                                      Facsimile   (305) 274-1368
                                                      E-mail      info@uscpa.com
                                                      Internet     www.uscpa.com

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2002 and 2001, and the related consolidated Statements of Income and Comprehensive Income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Dohan and Company, CPA's

Miami, Florida
August 9, 2002



Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
  - Private Companies and SEC Practice Sections
National and world-wide associaions through
  AGI - Accounting Group International

[CPA Service mark]

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                  2002            2001
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                         $   1,440,270   $   1,289,957
Restricted cash                                          10,103          10,000
Available-for-sale equity security                        1,623           5,424
Accounts receivable, less allowance for doubtful
  accounts of $216,788 and $59,902 in 2002 and 2001   2,338,496       1,978,055
Due from employees                                       12,736          18,672
Deferred contract costs                               1,804,825            -
Costs and estimated earnings in excess of billings
  on uncompleted contracts                              274,686         482,768
Inventories                                             702,465         606,865
Prepaid expenses                                        136,054          28,871
Deferred income taxes                                   266,681            -
--------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                            6,987,939       4,420,612
PROPERTY AND EQUIPMENT, NET                           1,491,540         873,011
GOODWILL, NET                                           143,866         176,974
DEFERRED INCOME TAXES                                      -            759,492
OTHER ASSETS                                             15,485          12,635
--------------------------------------------------------------------------------
      TOTAL ASSETS                                 $  8,638,830   $   6,242,724
================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt               $    312,587   $     217,769
Current obligations under capital leases                 14,173          11,311
Accounts payable                                      1,336,724       1,218,876
Customer deposits                                          -              6,729
Accrued liabilities                                     881,640         477,484
Deferred revenue                                        924,333           2,560
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      351,112         790,256
--------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                       3,820,569       2,724,985
DEFERRED INCOME TAXES                                   177,716            -
LONG-TERM DEBT                                          340,553         168,452
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES               12,713          17,795
--------------------------------------------------------------------------------
      TOTAL LIABILITIES                               4,351,551       2,911,232
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 10, 13 AND 15)
STOCKHOLDERS' EQUITY
Common stock;$.01 par value; 20,000,000 shares
  authorized; 12,661,358 and 12,673,995 shares
  issued; 12,574,896 and 12,581,175 shares
  outstanding in 2002 and 2001                          126,614         126,740
Additional paid-in capital                              208,182         186,946
Retained earnings                                     4,045,742       3,087,769
Treasury stock; 86,462 and 92,820 shares in 2002
  and 2001                                              (23,345)         (3,890)
Unrealized loss on available-for-sale equity security   (69,914)        (66,073)
--------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                      4,287,279       3,331,492
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   8,638,830   $   6,242,724
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended May 31,                              2002            2001
--------------------------------------------------------------------------------
REVENUES EARNED                                   $ 24,520,884    $  20,056,960
COST OF REVENUES EARNED                             17,781,518       15,647,241
--------------------------------------------------------------------------------
      GROSS PROFIT                                   6,739,366        4,409,719
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         5,057,298        3,474,731
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  OTHER INCOME AND EXPENSES                          1,682,068          934,988
--------------------------------------------------------------------------------
INTEREST INCOME                                         11,702           26,982
OTHER INCOME                                            16,321            6,227
INTEREST EXPENSE                                       (35,073)         (54,091)
--------------------------------------------------------------------------------
      TOTAL OTHER INCOME AND EXPENSES                   (7,050)         (20,882)
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                       1,675,018          914,106
PROVISION FOR INCOME TAXES                            (687,877)        (326,161)
INCOME TAX BENEFIT FROM UTILIZATION OF NET
  OPERATING LOSS CARRYFORWARD                             -           1,072,847
--------------------------------------------------------------------------------
INCOME BEFORE DISCONTINUED OPERATIONS                  987,141        1,660,792
(LOSS) GAIN FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES (BENEFITS) OF
  ($17,349) AND $59,989 IN 2002 AND 2001               (29,168)          97,398
--------------------------------------------------------------------------------
NET INCOME                                             957,973        1,758,190
UNREALIZED HOLDING LOSSES ON SECURITIES
  ARISING DURING THE PERIOD, NET                        (3,841)         (66,073)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                              $    954,132    $   1,692,117
================================================================================
NET INCOME PER SHARE - BASIC                      $       0.08    $        0.14
                     - DILUTED                    $       0.07    $        0.14
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         12,681,728       12,673,995
                                    - DILUTED       12,728,787       12,673,995
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31,                              2002            2001
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income before discontinued operations           $    987,141    $   1,660,792
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                          404,041          314,923
Loss on disposal of equipment                            5,065             -
Deferred income taxes                                  670,528         (759,493)
Provision for bad debts                                156,886          (18,142)
Common stock issued as compensation                     25,000             -
Change in assets (increase) decrease:
 Accounts receivable                                  (517,327)        (391,123)
 Due from employees                                      5,935           (6,740)
 Deferred contract costs                            (1,804,825)            -
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                            208,082         (171,215)
 Inventories                                           (95,600)        (140,815)
 Prepaid expenses                                     (107,183)           5,900
 Other assets                                           (2,994)          (6,203)
Change in liabilities increase (decrease):
 Accounts payable                                      117,848          382,442
 Customer deposits                                      (6,729)         (28,888)
 Accrued liabilities                                   404,156          195,092
 Deferred revenues                                     921,773            2,560
 Billings in excess of costs and
  estimated earnings on uncompleted contracts         (439,144)         627,037
--------------------------------------------------------------------------------
Total adjustments                                      (54,488)           5,335
--------------------------------------------------------------------------------
Net cash provided by operating activities              932,653        1,666,127
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of capitalized lease obligations              11,361           38,349
 Payment of capitalized lease obligations              (13,581)         (14,852)
 Proceeds from credit line                             750,000           75,000
 Repayment of credit line                             (750,000)        (476,814)
 Proceeds from notes payable                           583,325          257,518
 Payments on notes payable                            (316,406)        (317,688)
 Common stock repurchase                               (23,345)            -
--------------------------------------------------------------------------------
Net cash provided by (used for) financing activities   241,354         (438,487)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                 (1,016,251)        (325,493)
 Proceeds on sales of assets                            21,725             -
 (Loss) gain on discontinued operations, net           (29,168)          25,894
--------------------------------------------------------------------------------
Net cash (used for) investing activities            (1,023,694)        (299,599)
--------------------------------------------------------------------------------
INCREASE IN CASH                                       150,313          928,041
CASH, beginning of year                              1,289,957          361,916
--------------------------------------------------------------------------------
CASH, end of year                                 $  1,440,270    $   1,289,957
================================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Interest paid                                     $     35,073    $      54,091
Interest received                                 $     11,599    $      27,525
Income taxes paid                                 $       -       $        -
Available-for-sale security received as part
  of proceeds for sale of telephone number        $       -       $      71,500
Stock issued as compensation                      $     25,000    $        -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended May 31, 2002 and 2001
                        Additional
           Common Stock    Paid-in   Retained Treasury Stock Unrealized
          Shares   Amount  Capital   Earnings Shares  Amount    Loss      Total
--------------------------------------------------------------------------------
May 31,2000-
      12,673,995 $126,740 $186,946 $1,329,579 92,820 ($3,890)$  -    $1,639,375

Unrealized loss
on equity
security    -        -        -          -      -       -    (66,073)   (66,073)

Net income  -        -        -     1,758,190   -       -       -     1,758,190
--------------------------------------------------------------------------------
May 31, 2001-
      12,673,995  126,740  186,946  3,087,769 92,820 ( 3,890)(66,073) 3,331,492

Shares
issued as
compen-
sation   100,000    1,000   24,000       -      -       -       -        25,000

Common
stock from
Employee
Stock Ownership
Plan        -        -       4,658       -    19,817 (4,658)     -         -

Retirement
of common
stock   (112,637)  (1,126)  (7,422)      -  (112,637) 8,548      -         -

Common
stock
purchased
from former
employee    -        -        -          -    86,462 (23,345)    -      (23,345)

Unrealized
loss on equity
security    -        -        -          -      -       -      (3,841)   (3,841)

Net income  -        -        -       957,973   -       -        -      957,973
--------------------------------------------------------------------------------
May 31, 2002-
     12,661,358 $126,614 $208,182 $4,045,742  86,462($23,345)($69,914)$4,287,279
================================================================================
See accompanying notes

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

Nature of Operations - Edd Helms Group, Inc. is a Florida corporation and has two reportable segments. The electrical segment has provided electrical service, repair, and maintenance of commercial and residential facilities in the South Florida area since 1975. Datatelcom subcontracts work from Electric for wireless antenna contracts and is combined with that segment for reporting purposes. The air conditioning segment derives the majority of its business activity from its service, repair and maintenance of commercial and residential air conditioning systems in the South Florida area.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Edd Helms Group, Incorporated (EHG) and its wholly-owned subsidiaries, Edd Helms Air Conditioning, Inc. (Air Conditioning) and Datatelcom, Inc. (Datatelcom). All significant intercompany accounts and transactions of Edd Helms Group, Inc., and Subsidiaries (the Company) for the periods presented have been eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of time deposits and all liquid instruments (including overnight repurchase agreements with a bank) with maturities of three months or less.

Restricted Cash - The Company has a certificate of deposit that collateralizes a $10,000 irrevocable letter of credit. The letter of credit was terminated during July 2002, when the certificate of deposit matured.

Available-for-Sale Equity Security - Marketable securities consist of common stock and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

Revenue and Cost Recognition - Revenues and direct costs produced by the Company's hourly based electrical and air conditioning service, repair, and maintenance activities are recognized as earned or incurred. Revenues from work orders are classified as service related revenues, and recognized as earned. Revenues from service and maintenance contracts are recognized over the term of the contracts. Revenues from significant construction contracts, excluding wireless antenna services, are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on the contracts. These percentage-of-completion contract costs include direct labor, material, subcontract, equipment rental, and other miscellaneous direct and indirect costs as allocated. Other operating costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. In estimating the ultimate profitability on certain contracts, and for all wireless antenna services, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. The costs incurred for these change orders is reported as "Deferred contract costs" on the balance sheets, while the related estimated profit is recorded as "Deferred revenue". Also included in "Deferred contract costs", are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Income Taxes - Income taxes are computed under the provisions of the Financial Accounting Standards Board Statement (SFAS) No. 109, "Accounting for Income Taxes,". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences in events that have been recognized in the Company's financial statements compared to the tax returns. Current and deferred taxes are allocated to members of the consolidated group by applying FASB Statement No. 109 to each member as if it were a separate taxpayer.

Income Tax Credits - Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

Amortization - Goodwill has been amortized using the straight-line method. Goodwill recognized as a result of the merger on July 1999, was being amortized over five years. Goodwill representing the acquisition of a communications business, acquired during 1999, was being amortized over fifteen years. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt this new statement on June 1, 2002, and expects that the Company's consolidated financial position and results of operations will not be materially impacted by adoption.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", as amended. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the common stock.

Concentrations of Credit Risk and Economic Dependence - The Company provides its electrical and air conditioning services in the South Florida area. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in the service and construction industries, its geographical location and natural disasters. Concentrations of credit with respect to trade receivables, consists primarily from six customers who comprise 62% of accounts receivables. However, the Company is entitled to payment for work performed and often has certain lien rights in that work. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when, in their judgment, future collection is considered doubtful. Concentrations with respect to sales exist in that revenue from two customers comprise approximately 46% of revenue for the current fiscal year.

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains sweep accounts utilizing nightly repurchase accounts which are uninsured by the Federal Deposit Insurance Corporation. At May 31, 2002, the Company's balances in these sweep accounts totaled $232,704. At May 31, 2002, the Company's uninsured cash and sweep balances total $331,798.

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

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2002 and 2001, amounted to $520,081 and $484,565, respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic and Diluted Net Income Per Share - Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during each period. The 400,000 available stock options at May 31, 2002, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share.

Following is a reconciliation of the numerators and denominators of the basic and diuluted earnings per share computations for the year-ended May 31, 2002:

                                     Income           Shares        Per-Share
                                   (Numerator)    (Denominator)      Amount
                                  -------------   -------------     ---------

Basic Net Income per Share:
Income available to
  common stockholders              $   957,973       12,681,728       $ .08
                                                                      =====

Effect of Dilutive Securities-
  Options                         ($     5,280)         47,059
                                  -------------   -------------

Diluted Net Income per Share:
Income available to common
  stockholders plus assumed
  conversions                     $    952,693       12,728,787       $ .07
                                  =============   =============       =====

Comprehensive Income - In June 1997, the SFAS 130, "Reporting Comprehensive Income" was issued. This statement establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains, losses) in financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss consists of the unrealized losses on available-for-sale securities and is on the Statements of Income and Comprehensive Income.

Segment Reporting and Related Information - The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

Impairment of Long-Lived Assets - The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

Stock Based Compensation - In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for:

  (a) the definition of employee for purposes of applying Opinion No. 25,
  (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
  (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and,
  (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact of FIN 44 did not have a material effect on the Company's financial position or results of operations.

Business Combinations - In July 2001, SFAS 141, "Business Combinations" was issued. SFAS 141 requires that all business combinations be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company had no such acquisition.

NOTE 3. AVAILABLE-FOR-SALE EQUITY SECURITY

Gross unrealized losses on the available-for-sale security at May 31, 2002, were $69,914. The cost and fair value of this security at May 31, 2002, was $71,500 and $1,623 respectively.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:
                                                        2002            2001
                                                    ------------    ------------
Contracts completed and in progress - billed        $  2,000,382    $ 1,141,578
Contracts completed and in progress - unbilled           455,291        247,448
Retention                                                 99,611        648,931
Allowance for doubtful accounts                   (      216,788)  (     59,902)
                                                    ------------    -----------
                                                    $  2,338,496    $ 1,978,055
                                                    ============    ============

NOTE 5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts are summarized as follows:
                                                        2002            2001
                                                    ------------    ------------
Billings on uncompleted contracts                   $  2,261,197    $11,121,964
                                                    ------------    -----------
Costs incurred on uncompleted contracts            (   1,603,673)  (  8,659,428)
Estimated earnings on uncompleted contracts        (     581,098)  (  2,155,048)
                                                    ------------    -----------
Total costs and estimated earnings on
  uncompleted contracts                            (   2,218,771)  ( 10,814,476)
                                                    ------------    -----------
                                                    $     76,426    $   307,488
                                                    ============    ===========

These amounts are included in the accompanying consolidated balance sheets as follows:
                                                         2002           2001
                                                    ------------    ------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                ($    351,112)  ($   790,256)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                   274,686        482,768
                                                    ------------    -----------
                                                   ($     76,426)  ($   307,488)
                                                    ============    ===========

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                         2002           2001
                                                    ------------    ------------
Transportation equipment                            $ 2,027,149     $ 1,414,035
Machinery and equipment                                 694,650         547,326
Facsimile equipment                                        -            348,905
Furniture and fixtures                                   66,592          75,424
Computer equipment and software                         531,161         415,880
Leasehold improvements                                  129,031          92,178
                                                    -----------     -----------
                                                      3,448,583       2,893,748
Accumulated depreciation                           (  1,957,043)   (  2,020,737)
                                                    -----------     -----------
Property and equipment, less
  accumulated depreciation                          $ 1,491,540     $   873,011
                                                    ===========     ===========

Depreciation expense for the years ending May 31, 2002 and 2001, amounted to $370,933 and $274,699, respectively, and is included in costs of revenues earned and selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

NOTE 7. INCOME TAXES

The provisions for income taxes are summarized as follows:
                                                         2002           2001
                                                     ------------   ------------
Current tax, net of utilization of net operating loss carryforwards:

Federal                                              $     -        $      -
State                                                      -               -
                                                     ----------     -----------
 Total current tax                                         -               -
                                                     ----------     -----------

Deferred tax, net of utilization of net operating loss carryforwards:

Federal                                                 587,309    (    624,744)
State                                                   100,568    (    134,748)
                                                     ----------     -----------
Total deferred tax                                      687,877    (    759,492)
                                                     ----------     -----------
Total income taxes                                   $  687,877    ($   759,492)
                                                     ==========     ===========

The Company files consolidated income tax returns with its two wholly-owned subsidiaries. Deferred income taxes and benefits for 2002 and 2001 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 37.63% in both years) that the changes in those temporary differences had on the provision for deferred tax expense are as follows:
                                                         2002           2001
                                                     ------------   ------------
Deferred tax asset:
Accrued officers' salaries                           $      3,145   $     2,155
Allowance for bad debts                                    81,577        22,541
Amortization                                                 -           12,651
Full absorption cost method                                36,392        33,904
Net operating loss carryforward                           145,567     1,563,118
                                                     ------------   -----------
                                                          266,681     1,634,369
Valuation allowance                                          -             -
                                                     ------------   -----------
Total deferred tax asset                                  266,681     1,634,369
                                                     ------------   -----------
Deferred tax liability:
Income on long-term contracts                                -     (    810,945)
Depreciation                                         (    156,729) (     63,932)
Amortization                                         (     20,987) (       -   )
                                                      -----------   -----------
Total deferred tax liability                         (    177,716) (    874,877)
                                                      -----------   -----------

Net deferred tax asset (liability)                    $    88,965   $   759,492
                                                      ===========   ===========

The amounts have been presented in the Company's financial statements as follows:
                                                         2002           2001
                                                     ------------   ------------
Current deferred tax asset                           $    266,681   $      -
Non-current deferred tax asset                               -          759,492
Current deferred tax liability                      (        -   ) (       -   )
Non-current deferred tax liability                  (     177,716) (       -   )
                                                     ------------   -----------
                                                     $     88,965   $   759,492
                                                     ============   ===========

The net operating loss carryforwards at May 31, 2002, were $386,834. The federal loss carryforward expires in the year 2021.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the entire deferred tax benefit will be recognized in future years. Therefore, no valuation allowance has been established.

NOTE 8. AMORTIZATION OF EXCESS ACQUISITION VALUE OVER FAIR MARKET VALUE OF ASSETS PURCHASED

During 1999, the Company exchanged 40 shares of its common stock plus $69,574 in cash in an acquisition of a communications business valued at approximately $100,000. The seller was a provider of data, fiber and telecommunications services, which are utilized by computer network users. In connection with this acquisition, which was accounted for as a purchase, the Company recognized goodwill, which was being amortized over fifteen years using the straight-line method. In connection with the reverse merger by and between Hotelecopy, Inc., (see Note 1) the Company recognized goodwill, which was being amortized over five years using the straight-line method. Amortization expense was $33,108 for 2002 and $40,224 in 2001, and is included in selling, general and administrative expenses in the consolidated Statements of Income and Comprehensive Income.

NOTE 9. EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan and Deferred Compensation Profit Sharing Plan - The Company has a qualified employee stock ownership plan (ESOP), and a deferred compensation profit sharing plan (401K) under Sections 401 and 401K of the Internal Revenue Code, covering substantially all full-time employees. Contributions to the plans are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. No contribution was made to either plan for 2002 or 2001. All employee benefit plan administrative expenses are paid at the option of the Company.

Incentive Stock Option Plan - Upon shareholder approval, the Company adopted its Incentive Stock Option Plan (ISOP) in order to attract, retain and motivate employees who contribute materially to the success of the Company. Employees of the Company and its subsidiaries are covered by the ISOP. Under the terms of the ISOP, the Company is authorized to grant incentive stock options to purchase up to an aggregate of 1,500,000 shares of its common stock. The option price under the ISOP will be the fair market value of the common stock at the date of grant or, if granted to individuals who own 10% or more of the Company's common stock, at 110% of fair market value. No option is exercisable after ten years from the date of grant (five years for holders of greater than 10% of the stock). The ISOP is administered by the Compensation Committee for the Company's Board of Directors. During 2002, options were granted to two officers in the amount of 200,000 purchase options each, while 1,100,000 shares remain available for future grants under this plan.

Non-Qualified Stock Option Plan - During the current fiscal year, the shareholders approved a non-qualified stock option plan. The maximum aggregate number of common shares which may be optioned and sold pursuant to the plan is 250,000. The option price is the fair market value of the common shares at the date of grant. No option is exercisable after five years from the date of grant. Options were granted to two directors of the Company in the amount of 10,000 each, while 230,000 shares remain available for future grants under the plan.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company leases its facilities under a four-year operating lease expiring December 2002 and a two-year operating lease expiring December 31, 2003, from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from unrelated parties. The leases provide for monthly payments of $18,880 including applicable taxes. Rent expense under these leases totaled $234,378 and $220,806 for the years ended May 31, 2002 and 2001, respectively. Future minimum rental payments required under the above operating leases subsequent to the year-ended May 31, 2002, are as follows:

              2003                     $   153,725
              2004                          17,626
                                       -----------
                                       $   171,351
                                       ===========

NOTE 11. LONG-TERM DEBT

Notes payable consisted of the following:
                                                         2002           2001
                                                     ------------   ------------
Bank notes, payable in monthly installments of
$36,478, bearing interest at rates varying to
10.5%,secured by transportation equipment,
maturing at various dates through 2005                $   620,569    $   329,118

Note payable to bank with interest payable
monthly at prime plus 1%, payment of $1,667
maturing in December 2003, collateralized by
computer equipment and personally guaranteed by
principal shareholders                                    28,335         50,000

Unsecured note payable to vendor with monthly
installments of $282, bearing interest at a rate
of 8.8%, maturing September 2003                           4,236          7,103
                                                     -----------    -----------
                                                         653,140        386,221
Current maturities of long-term debt                (    312,587)  (    217,769)
                                                     -----------    -----------
Long-term debt                                       $   340,553    $   168,452
                                                     ===========    ===========

Aggregate maturities of notes payable for the years subsequent to the year-ended May 31, 2002, are as follows:

              2003                  $ 312,587
              2004                    227,543
              2005                    113,010
                                    ---------
                                    $ 653,140
                                    =========

Interest expense on notes payable amounted to $19,398 and $24,130 for the years ended May 31, 2002 and 2001.

NOTE 12. CREDIT ARRANGEMENT

The Company has a line of credit with a bank for advances up to $1,000,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs. Certain information regarding the credit arrangement as of May 31, 2002, is summarized as follows:

Maximum amount of borrowing outstanding, at any month end $ 750,000
Minimum amount of borrowing outstanding at any month end  $    -

Interest expense related to this credit arrangement amounted to $6,575 and $27,878 for the years ended May 31, 2002 and 2001.

NOTE 13. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:
                                                         2002           2001
                                                     ------------   ------------
Lease payments, payable in monthly installments
of $1,715 and $1,356, respectively, inclusive
of imputed interest at rates varying from 8.55%
to 18.66% maturing in 2004                           $     26,886   $    29,106

Current obligations under capital lease             (      14,173) (     11,311)
                                                     ------------   -----------
Long-term obligations under capital lease            $     12,713   $    17,795
                                                     ============   ===========

Future minimum lease payments under capital lease for the years ended subsequent to May 31, are as follows:

                    2003                              $  16,791
                    2004                                 12,418
                    2005                                  1,795
                                                      ---------
                                                         31,004
Amount representing interest                         (    4,118)
                                                      ---------
Present value of future minimum lease payments        $  26,886
                                                      =========

Interest expense recorded on capital lease obligations amounted to $3,940 and $2,083 for the years ended May 31, 2002 and 2001, respectively, and are included in other income and expenses.

NOTE 14. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
                                                         2002           2001
                                                     ------------   ------------

Compensation, related taxes, and benefits            $    502,928   $   397,727
Professional fees                                          73,500        78,652
Other, including accrued claims                           305,212         1,105
                                                     ------------   -----------
                                                     $    881,640   $   477,484
                                                     ============   ===========

NOTE 15.   COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company also leases various office equipment under non-cancelable leases expiring at various dates through September 2006. Rent expense under these operating leases was $28,209 in the current year and is included in selling, general, and administrative expenses.

In addition, the Company leases several automobiles. The leases have monthly payments ranging from $377 to $1,392. Lease payments totaled $88,785 and $81,899 for the years ended May 31, 2002 and 2001, respectively. Future minimum lease payments under all operating leases for years subsequent to May 31, are as follows:

                    2003                              $   78,961
                    2004                                  44,718
                    2005                                  26,712
                    2006                                     934
                                                       ----------
                                                      $  151,325
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

Employment Agreement - In April 1999, the Company entered into an employment agreement with an individual, upon the acquisition of a communications business. On July 26, 2000, this former employee filed suit for breach of his employment agreement. On March 6, 2002, the Company agreed to an out-of-court settlement of litigation with the former employee and paid $100,000 and purchased 86,462 of common shares to be held in the treasury, owned by the former employee, for the approximate amount of $23,300.

NOTE 16. SEGMENTS AND RELATED INFORMATION

During the prior year, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the way the Company reports information about its operating segments. The Company's two business segments have separate management teams and infrastructures that offer different services. They are managed separately because each business segment provides different unrelated services. The Company's two business segments are Electric and Air Conditioning. The Company provides electrical service, repair, and maintenance of commercial and residential facilities through Electric. Installation, service, repair and maintenance of commercial and residential air conditioning systems are done through Air Conditioning. The FaxMail operations were discontinued in May 2002 and are reported not as a segment, but rather as discontinued operations in the Statements of Income and Comprehensive Income.

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

                                            Air
year-ended May 31, 2002   Electric    Conditioning    Unallocated       Total
--------------------------------------------------------------------------------
Revenues earned -
  External customers     $19,682,106  $ 4,838,778     $      -     $ 24,520,884

  Intersegment               123,793       80,216            -          204,009
--------------------------------------------------------------------------------
Total revenues earned    $19,805,899  $ 4,918,994     $      -     $ 24,724,893
================================================================================
Gross margins            $ 5,444,357  $ 1,295,009     $      -     $  6,739,366
================================================================================
Operating earnings (loss)$ 1,790,560  $  (108,492)    $      -     $  1,682,068
================================================================================
Depreciation and
 amortization            $   296,550  $   107,491     $      -     $    404,041
================================================================================
Interest expense         $    23,183  $    11,890     $      -     $     35,073
================================================================================
Total assets             $ 6,452,963  $   851,576     $ 1,334,291  $  8,638,830
================================================================================
Capital expenditures     $   744,617  $   126,459     $   145,175  $  1,016,251
================================================================================

                                            Air
year-ended May 31, 2001   Electric    Conditioning    Unallocated       Total
--------------------------------------------------------------------------------
Revenues earned -
  External customers     $14,431,338  $ 5,625,622     $      -     $ 20,056,960

  Intersegment               268,825       45,778            -          314,603
--------------------------------------------------------------------------------
Total revenues earned    $14,700,163  $ 5,671,400     $      -     $ 20,371,563
================================================================================
Gross margins            $ 2,858,952  $ 1,550,767     $      -     $  4,409,719
================================================================================
Operating earnings (loss)$   629,025  $   305,963     $      -     $    934,988
================================================================================
Depreciation and
 amortization            $   221,067  $    93,856     $      -     $    314,923
================================================================================
Interest expense         $    39,635  $    14,456     $      -     $     54,091
================================================================================
Total assets             $ 4,038,147  $ 1,119,311     $ 1,085,266  $  6,242,724
================================================================================
Capital expenditures     $   229,247  $    13,877     $    82,369  $    325,493
================================================================================

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Rules promulgated by the Securities and Exchange Commission govern the reporting of securities transactions by directors, executive officers and holders of 10% or more of our common stock. Based solely upon our review of copies of reports filed with the SEC and received by us, we believe that our directors and executive officers have filed all required reports during the year-ended
May 31, 2002. Both Joseph Komarmy and L. Wade Helms filed late reports with respect to one transaction which was not reported on a timely basis for an issuance of options on August 27, 2001. All other transactions in fiscal year ended May 31, 2002 were filed timely.

Our directors and executive officers are as follows:

Director
Name                 Since         Age      Position
-----                -----         ---      --------
W. Edd Helms, Jr.    1985           56      Chairman of the Board of
                                            Directors, President and
                                            Chief Executive Officer

L. Wade Helms**      1986           45      Executive Vice President, Secretary,
                                            Treasurer and Director

Carol Helms***       1985           53      Secretary and Director

Joseph M. Komarmy****1984           55      Vice President and Director

Walter Revell*       2002           67      Independent Director

Edward McCarthy*     2002           58      Independent Director

* Designates member of the audit and compensation committees of the Board of Directors.

** Effective April 5, 2002, L. Wade Helms became Secretary and Treasurer and remained a Director

*** Carol Helms' term as Secretary and Director expired on April 5, 2002.

**** Effective April 5, 2002 Joseph M. Komarmy was elected a Director.

W. Edd Helms, Jr., since 1985, has been our Chairman of the Board of Directors, President, and Chief Executive Officer. Mr. Helms is also the President of Edd Helms Air Conditioning, Inc. Prior to the merger of Edd Helms Incorporated with and into Hotelecopy, Inc. ("Merger"), Mr. Helms was the President and Director of Edd Helms, Incorporated. Mr. Helms is the brother of L. Wade Helms and the husband of Carol Helms.

L. Wade Helms is the Executive Vice President and a Director since the Merger. From February 1986 until the effective date of the Merger, Mr. Helms served in the capacity of Executive Vice President and a Director of Hotelecopy. From 1983 to 1986, he was the Chief Financial Officer and Vice President of Edd Helms, Incorporated and he served as a Director of Edd Helms, Incorporated from 1984 until 1990.

Joseph M. Komarmy has been our Vice President since the merger. Mr. Komarmy was Vice President of Edd Helms, Incorporated since 1984. He was elected a Director on April 5, 2002.

Carol Helms was our Secretary. She was a Director and the Secretary of Hotelecopy since its inception in 1985. She did not devote full time to our business affairs and received no compensation. She was also the Secretary and a Director of Edd Helms, Incorporated through the date of the Merger. She was a Director and Secretary from 1985 to April 5, 2002.

Mr. Revell has been Chairman of the Board and CEO of H. J. Ross Associates, Inc., a consulting engineering, planning and environmental firm in Coral Gables, Florida, since 1991, and also Chairman and CEO of Revell Investments International, Inc., since 1984. He was President, CEO and a Director of Post, Buckley, Schuh & Jernigan, Inc. from 1975 to 1983 after serving as Secretary of Transportation for the State of Florida from 1972 to 1975. Mr. Revell is a Director and Chairman of the Audit Committee of The St. Joe Company, and a Director of Rinker Materials and other closely-held companies. He is Chairman of the Greater Miami Foreign Trade Zone and also Chairman of the Florida Energy 2020 Study Commission by appointment of Governor Jeb Bush.

Edward J. (Ted) McCarthy is currently Vice President and General Manager of William Lehman Leasing Corporation, a position he has held since 1976. William Lehman Leasing is a 32 year old company associated with the William Lehman Dealership Organization. Mr. McCarthy has been with leasing since 1973. He has also served as Vice President and General Manager of William Lehman Dodge from 1985 to 1987 and Vice President and General Manager of William Lehman Isuzu, Suzuki, and Subaru from 1991 to 1999.

Directors are elected to hold office until the next Annual Meeting of Shareholders and until their respective successors are elected and qualified. Our officers are elected by the Board of Directors at the Annual Meeting and hold office for the term of one year and until their successors are elected and qualified.

Our By-Laws contain provisions that permit indemnification, including legal fees, of our directors, officers, employees, and agents to the fullest extent permitted by Florida law.

ITEM 10. EXECUTIVE COMPENSATION

I.  SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to our executive officers. The amounts reported for years 2002 and 2001 reflect compensation paid to officers. The officers of Hotelecopy were not compensated for their services in the past three fiscal years, prior to the merger with Edd Helms, Incorporated. Neither we, Hotelecopy or Edd Helms, Incorporated have issued any shares to our officers or directors as compensation in the past two calendar years ending
December 31,2000. In August of 2001, 200,000 Incentive Stock Options were issued to each of L. Wade Helms and Joseph M. Komarmy. In January 2002, each of L. Wade Helms and Joseph M. Komarmy received 50,000 shares of our common stock as additional compensation. We have no employment agreements with any officers or employees.

Directors who are our employees do not receive additional compensation for serving as directors. Non-employee directors receive $2,500 for each Board meeting attended in person and $500 for each Board Meeting attended by telephone. Upon first becoming a director, each non-employee director received options under the non-qualified Stock Option Plan to purchase 10,000 shares of common stock.

All of our directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacity as directors.

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
Principal                 Annual Stock                        Payouts comp.(inc.
Position                  Comp   Awards                                cars)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

W. Edd Helms, 2002 $250,000                                             $12,558
Jr.           2001 $255,000                                             $19,800
President and 2000 $206,801                                             $19,800
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

L. Wade Helms 2002 $98,104                         200,000              $14,757
Exec. Vice    2001 $98,939                                               $9,632
President     2000 $89,577                                               $8,648
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Joseph M.     2002 $110,662                        200,000              $14,182
Komarmy       2001 $106,736                                             $18,663
Vice          2000 $ 90,600                                             $18,663
President
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Carol Helms,  2002 $   -                                                $10,918
Secretary     2001 $   -                                                $15,110
              2000 $   -                                                $  -
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Equity Compensation Plan Information

The following table summarizes share information about Edd Helms Group equity compensation plans including the 2001 Incentive Stock Option Plan and the 2001 Non-qualified Stock Option Plan. Both of these plans have been approved by our shareholders.

                                                            Number of Securities
              Number of securities                       remaining available for
                      to be issued    Weighted-average     future issuance under
                  upon exercise of   exercise price of equity compensation plans
              outstanding options, outstanding options, (excluding securities Plan category warrants and rights warrants and rights reflected in column (a)

                    (a)                     (b)                (c)
2001 Incentive
stock option
plan for
officers and
key employees     400,000                   0.15             1,100,000

2001 Non-qualified
stock option plan
to enable certain
directors, employees
and consultants to
acquire or expand
propriety interest
our Company        20,000                   0.21               230,000

Equity compen-
sation plans not
approved by
security holders     NONE                    NONE                 NONE

Total             420,000                                    1,330,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 23, 2002, information with respect to:

  (a) any person known to us to be the beneficial owner of five percent or more of the outstanding shares of our common stock,
  (b) each of our Directors and our executive officers, and,
  (c) all of our Directors and executive officers as a group.

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

                           Amt. Of Beneficially
      Name                     Owned Common Stock              Percent
-------------------        -------------------              -------
W. Edd Helms, Jr.               10,065,814              80.00%   (1)(9)
L. Wade Helms                       54,876                .43%      (2)
Joseph M. Komarmy                  133,458               1.06%      (3)
Carol Helms                      9,343,539              74.30%   (4)(9)
Walter L. Revell                    25,935                .20%      (5)
Edward McCarthy                      2,580                -         (6)
ESOP                             1,167,055               9.28%      (7)
All officers and directors      10,282,663              81.77%      (8)

The address of all four of our officers is: 17850 N.E. 5th Ave, Miami, Florida 33162.

(1) This includes 9,277,934 shares held as a joint tenant with his wife Carol Helms, 517,177 shares in his name, and 270,703 shares attributed to him due to his percentage ownership of our ESOP, which holds 1,167,055 shares of our common stock.

(2) This includes the 2,147 shares held as joint tenants with his wife, 500 shares in his name, 50,000 shares issued in January of 2002, and 2,229 shares in the ESOP. This does not include stock option to acquire 200,000 shares of our stock pursuant to our incentive stock plan at a purchase price of $.15 which options will expire in 2011.

(3) This includes 13,000 shares held as joint tenants with his wife, 50,000 shares issued in January of 2002, and 70,458 shares in the ESOP. This does not include an option to acquire 200,000 shares of our stock pursuant to the our incentive stock option plan at a purchase price of $.15 which options will expire in 2011.

(4) This includes 9,277,934 shares held as a joint tenant with her husband, Edd Helms, 65,605 shares attributed to Mrs. Helms due to her percentage ownership of our ESOP.

(5) Walter L. Revell has sole voting and investment power of these shares. This does not include 10,000 nonqualified stock options awarded April 5, 2002.

(6) Edward McCarthy shares voting and reinvestment power of these shares with his wife. This does not include 10,000 nonqualified stock options awarded April 5, 2002.

(7) The ESOP was adopted by Edd Helms, Incorporated on May 15, 1995 and at the time of the merger was funded with 638 shares of the common stock of Edd Helms, Incorporated. As a result of the merger with Hotelecopy, the ESOP received 1,378,781 of our shares of common stock. Since the merger, 188,642 shares have been distributed from the ESOP so that as of May 31, 2002, the ESOP held 1,190,139 shares. On July 15, 2002, 23,084 shares were distributed from the ESOP, so that now the ESOP holds 1,167,055 shares.

(8)      See notes 1-6 for the details.

(9) For purposes of the percentage calculations, the shares held in common by Edd and Carol Helms are included in the percentage ownership of each of them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our office and warehouse facilities from a partnership owned by W. Edd Helms, Jr. and Carol Helms. See Item 2 "Description of Property".

We believe that the above transaction is on terms and conditions at least as favorable to us as those that would have been available from non-affiliated third parties. Any future transactions between us and our officers, directors or principal shareholders or any affiliates will be made for bona fide business purposes on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the Board of Directors.

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

We certify that the Form 10-KSB containing Financial Statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15USC78M or 780(d)) and that the information contained in this Form 10-KSB fairly presents in all material respects financial condition and results of operations of Edd Helms Group, Inc.

                                          /s/ EDD HELMS GROUP, INC.
                                          -------------------------
                                              (Registrant)

                                       By:/s/ W. Edd Helms, Jr.
                                          -------------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       By:/s/ L. Wade Helms
                                          -------------------------
                                          L. WADE HELMS
                                          EXECUTIVE VICE PRESIDENT, SECRETARY
                                          AND TREASURER

                                       Date: August 27, 2002

In accordance with the Exchange Act, this report has been signed on the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                       By:/s/ W. Edd Helms, Jr.
                                          -------------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          AND DIRECTOR


                                       By:/s/ L. Wade Helms
                                          -------------------------
                                          L. WADE HELMS
                                          EXECUTIVE VICE PRESIDENT, SECRETARY,
                                          TREASURER AND DIRECTOR

                                       By:/s/ Joseph M. Komarmy
                                          -------------------------
                                          JOSEPH M. KOMARMY
                                          VICE PRESIDENT AND
                                          DIRECTOR

                                       By:/s/ Walter Revell
                                          -------------------------
                                          WALTER REVELL
                                          DIRECTOR

                                       By:/s/ Edward McCarthy
                                          -------------------------
                                          EDWARD MCCARTHY
                                          DIRECTOR

                                       Date: August 27, 2002