Form 10QSB
period 2002-08-31
EDD HELMS GROUP INC
filed 2002-10-15
CIK 854883

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB



 (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended August 31, 2002

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


12,574,896 shares of common stock, par value $.01 per share, were outstanding at October 11, 2002.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC.
AND SUBSIDIARIES

FORM 10-QSB

INDEX

PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets - August 31, 2002 and 2001 (Unaudited) Consolidated Statements of Income and Other Comprehensive Income-
           Three Months ended August 31, 2002 and 2001 (Unaudited) Consolidated Statements of Cash Flows - Three Months
           ended August 31, 2002 and 2001 (Unaudited)
         Notes to Consolidated Financial Statements (Unaudited)
Item 2-Management's Discussion and Analysis or Plan of Operation

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings
Item 2 -Changes in Securities
Item 3 -Defaults Upon Senior Securities
Item 4 -Submission of matters to a Vote of Securities Holders
Item 5 -Other Information
Item 6 -Exhibits and reports on Form 8-K

The financial statements in response to this item are as follows:

PART I - FINANCIAL INFORMATION

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AUGUST 31,
(UNAUDITED)
                                                              2002       2001
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $ 646,302  $ 395,214
Restricted cash - certificate of deposit                       -        10,000
Accounts receivable, less allowance for doubtful accounts
  of $132,394 and $ 61,102                                2,818,544  1,529,720
Available-for-sale equity security, at fair market value      2,599      4,298
Due from employees                                            8,385     23,348
Deferred contract costs                                   1,052,723       -
Costs and estimated earnings in excess
  of billings on uncompleted contracts                      360,350  1,526,490
Inventories                                                 735,049    801,954
Prepaid expenses                                            121,770     33,167
Deferred income taxes                                       400,681       -
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      6,146,403  4,324,191
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                               1,440,396  1,052,695
-------------------------------------------------------------------------------
OTHER ASSETS
GOODWILL, NET                                               143,866    166,918
DEFERRED INCOME TAXES                                          -       753,089
OTHER ASSETS                                                 17,334     11,515
-------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                          161,200    931,522
-------------------------------------------------------------------------------

TOTAL ASSETS                                             $7,747,999 $6,308,408
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                        301,071 $  285,674
Current obligations under capital leases                     14,461       -
Accounts payable                                            863,189  1,252,423
Accrued liabilities                                         763,577    605,891
Deferred revenues                                         1,039,007       -
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                  231,333    437,665
Deferred income taxes                                          -        80,476
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 3,212,638  2,662,129
DEFERRED INCOME TAXES                                       177,716       -
LONG-TERM DEBT                                              288,023    154,594
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                    8,871       -
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                         3,687,248  2,816,723
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares authorized;
  12,661,358 and 12,673,995 shares issued; 12,574,896 and
  12,673,995 shares outstanding in 2002 and 2001            126,614    126,740
Additional paid-in capital                                  208,182    186,946
Retained earnings                                         3,818,238  3,249,131
Treasury stock, 86,462 and 92,820 shares in 2002 and 2001   (23,345)    (3,890)
Unrealized loss on available-for-sale equity security       (68,938)   (67,242)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                4,060,751  3,491,685
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $7,747,999 $6,308,408
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

For the three months ended August 31,                         2002       2001
-------------------------------------------------------------------------------
REVENUES EARNED                                          $4,447,592 $5,252,212
COST OF REVENUES EARNED                                   3,691,696  3,982,290
-------------------------------------------------------------------------------
GROSS PROFIT                                                755,896  1,269,922
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,117,260  1,015,539
-------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE INTEREST AND OTHER    (361,364)   254,383
-------------------------------------------------------------------------------
INTEREST AND OTHER
Interest income                                               2,010      5,750
Interest expense                                             (2,650)   ( 5,843)
Gain (loss) on disposal of property and equipment               500    ( 6,065)
-------------------------------------------------------------------------------
TOTAL INTEREST AND OTHER                                       (140)   ( 6,158)
-------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                          (361,504)   248,225

PROVISION (BENEFIT) FOR FEDERAL AND STATE INCOME TAXES     (134,000)    86,879
-------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $(227,504) $ 161,346
===============================================================================
COMPREHENSIVE INCOME

NET INCOME (LOSS)                                         $(227,504) $ 161,346

UNREALIZED HOLDING GAIN (LOSS) ON AVAILABLE-FOR-SALE
  EQUITY SECURITIES ARISING DURING THE PERIOD, NET              976    ( 1,126)
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                (226,528) $ 160,220
===============================================================================
NET INCOME PER SHARE - BASIC                                 $ 0.02      $0.01
                     - DILUTED                               $ 0.02      $0.01
===============================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC              12,661,358 12,673,995
                                    - DILUTED            12,708,417 12,673,995
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended August 31,                        2002        2001
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                       $ (227,504) $ 161,346
-------------------------------------------------------------------------------
Adjustments to reconciliation of net income to net cash Provided by operating activities:
Depreciation and amortization                               115,685     79,352
Gain on disposal of equipment                                  (500)      -
Deferred income taxes                                      (134,000)      -
Provisions for doubtful account                             (84,394)      -
Change in assets (increase) decrease:
Accounts receivable                                        (395,654)   447,788
Due from employees                                            4,351       -
Deferred contract costs                                     752,102       -
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                   (85,664)(1,043,722)
Inventories                                                 (32,584)  (195,090)
Prepaid expenses and other current assets                    14,284    ( 7,347)
Deferred income taxes                                          -         6,402
Other assets                                                  8,254       -
Changes in liabilities increase (decrease):
Accounts payable                                           (473,535)    33,547
Customer deposits                                              -       ( 6,729)
Accrued liabilities                                        (118,063)   128,409
Deferred revenues                                           114,674     (2,560)
Deferred income taxes                                          -        80,476
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        (119,779)  (352,591)
-------------------------------------------------------------------------------
Total adjustments                                          (434,823)  (832,065)
-------------------------------------------------------------------------------
Net cash used by operating activities                      (662,327)  (670,719)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                         (64,541)  (248,979)
 Proceeds of sales of assets                                    500       -
-------------------------------------------------------------------------------
Net cash used by investing activities                       (64,041)  (248,979)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of capitalized lease obligations                    (3,554)
 Proceeds from notes payable                                 22,172    118,240
 Paymentss on notes payable                                 (86,218)   (93,285)
-------------------------------------------------------------------------------
Net cash provided by (used for) financing activities        (67,600)    24,955
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                (793,968)  (894,743)
CASH, beginning of period                                 1,440,270  1,289,957
CASH, end of period                                         646,302    395,214
===============================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Interest paid                                             $   2,650  $   5,843
Interest received                                         $   2,010  $   5,750
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended May 31, 2002, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2.   RECLASSIFICATION

Certain amounts recorded in the three months ended August 31, 2001, have been reclassified to conform to the current period presentation.

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. For potential future acquisitions, recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being recorded as goodwill, or alternatively, amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be periodically reviewed for impairment, then written down and charged to results of operations only in the periods in which, and to the extent, the recorded value of goodwill and certain intangibles is determined to be more than their then fair value. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS No. 142 effective June 1, 2002. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The Company expects that the consolidated financial position and results of operations will not be materially impaired by adoption.

NOTE 4.   NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options at August 31, 2002 were dilutive and considered common stock equivalents for purposes of computing diluted income per common share.

NOTE 5.   CONDENSED SEGMENT INFORMATION

The following condensed segment information includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                                         Air
                              Electric               Conditioning         Total
-------------------------------------------------------------------------------
Revenues earned -           $ 3,079.902              $ 1,367,690    $ 4,447,592
Cost of revenues earned       2,679,560                1,012,136      3,691,696
-------------------------------------------------------------------------------
Gross margins                   400,342                  355,554        755,896
Expenses                        757,397                  360,003      1,117,400
-------------------------------------------------------------------------------
Loss before income taxes  $    (357,055)             $    (4,449)   $  (361,504)
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

REVENUES EARNED

Revenues for the three months ended August 31, 2002, as compared to the three months ended August 31, 2001, decreased by approximately 15%. The decrease is a result of a general decrease of business, particularly in contract work, as result of finishing a major project. In estimating the ultimate profitability on wireless antenna services, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

COST OF REVENUES EARNED

Costs of revenues earned decreased approximately 7% for the three months ended August 31, 2002, as compared to the same period in 2001. Even though the costs decreased, the gross profit percentage also decreased approximately 7%. The primary reason for this decrease can be attributed to our wireless antenna services in which we do not recognize profit until all change orders have been approved and the job is completed.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased approximately $100,000 in the three months ended August 31, 2002, as compared to the same period in 2001. Advertising, insurance, personnel and related benefits accounted for the major increases.

NET LOSS

The net loss at August 31, 2002, can be attributed to the reduced revenues, the decrease in gross profit percentages and the increase in selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $2.9 million at August 31, 2002, as compared to $1.7 million as of August 31, 2001. Our ratio of current assets to current liabilities was 1.9 to 1 as of August 31, 2002, as compared to 1.6 as of August 31, 2001. Compared to August 31, 2001, our cash balance increased approximately $250,000, our accounts receivable increased approximately $395,000, and our accounts payable decreased approximately $473,000. We purchased approximately $64,000 of additional equipment and we made payments on notes payable of approximately $86,000 while we added approximately $22,000 to finance the addition of the equipment. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue. Our primary requirement for capital (other than that related to any future acquisition) consists of purchasing vehicles, computer equipment, inventory and supplies used in the operation of our business. Presently we are not using our credit line. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Changes in Securities

During the quarter ended there were no changes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EDD HELMS GROUP, INC.
                                      -----------------------
                                      (Registrant)

Date October 15, 2002                 /s/  W. Edd Helms, Jr.
     ----------------                 ----------------------
                                      W. EDD HELMS, JR.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of EDD HELMS GROUP, INC. (the "Company") on Form 10-Q for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Edd Helms, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     l. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ W. Edd Helms, Jr.
------------------------
W. Edd Helms, Jr.