Form 10QSB
period 2002-11-30
EDD HELMS GROUP INC
filed 2003-01-14
CIK 854883

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                         For the quarterly period ended November 30, 2002

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

12,574,896 shares of common stock, par value $.01 per share, were outstanding at January 8, 2003.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIES
FORM 10-QSB

INDEX                                                                   PAGE

PART I - FINANCIAL INFORMATION                                           2
Item 1-Consolidated Financial Statements (Unaudited)                     2
         Consolidated Balance Sheets - November 30, 2002                 2-3
                  and 2001 (Unaudited)
         Consolidated Statements of Income and Other Comprehensive
           Income - Three and Six Months ended November 30, 2002
              and 2001 (Unaudited)                                       4
            Consolidated Statements of Cash Flows - Six Months
           ended November 30, 2002 and 2001 (Unaudited)                  5
         Notes to Consolidated Financial Statements                      6-7

Item 2-Management's Discussion and Analysis or Plan of Operation         7-8
Item 3-Controls and Procedures                                           9

PART II - OTHER INFORMATION                                               10
Item 1 -Legal Proceedings                                               10
Item 2 -Changes in Securities                                           10
Item 3 -Defaults Upon Senior Securities                                 10
Item 4 -Submission of Matters to a Vote of Securities Holders           10
Item 5 -Other Information                                               10
Item 6 -Exhibits and reports on Form 8-K                                10

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Consolidated Financial Statements (unaudited)

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NOVEMBER 30,                                               2002           2001
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $   392,536   $   539,559
Restricted cash - certificate of deposit                     -           10,000
Accounts receivable, less allowance for doubtful
  accounts of $ 147,394 and $ 66,103                    2,973,557     3,050,782
Available-for-sale equity security, at
  estimated fair market value                               1,141         4,298
Due from employees                                          6,236        17,418
Deferred contract costs                                   227,010          -
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    243,965       871,053
Inventories                                               710,460       762,489
Prepaid expenses                                          207,799        67,158
Deferred income taxes                                     365,681          -
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                    5,128,385     5,322,757
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                             1,335,679     1,101,122
-------------------------------------------------------------------------------
OTHER ASSETS
GOODWILL, NET                                             143,866       156,862
DEFERRED INCOME TAXES                                        -          914,647
OTHER ASSETS                                               16,333        11,850
-------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                        160,199     1,083,359
-------------------------------------------------------------------------------

TOTAL ASSETS                                          $ 6,624,263   $ 7,507,238
===============================================================================

                                                        2002            2001
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                 $   282,742   $   232,433
Current obligations under capital leases                  14,208        13,958
Accounts payable                                         759,962     1,159,892
Accounts payable - related parties                          -           39,831
Accrued liabilities                                      544,053       669,072
Deferred revenue                                         247,179        16,735
Billings in excess of costs and estimated earnings
  on uncompleted contracts                               252,075     1,009,858
Deferred income taxes                                       -          380,129
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              2,100,219     3,521,908
-------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                    177,716          -
LONG-TERM DEBT                                           223,909       217,145
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                 5,569        20,038
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                      2,507,413     3,759,091
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares authorized; 12,661,358 and 12,673,995 shares issued; 12,574,896 and 12,673,995 shares outstanding in 2002
and 2001, respectively                                   126,614       126,740
Additional paid-in capital                               208,182       186,946
Retained earnings                                      3,875,795     3,505,593
Treasury stock, 86,462 and 92,820 shares in 2002
   and 2001                                              (23,345)      ( 3,890)
Unrealized loss on available-for-sale equity security    (70,396)      (67,242)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                             4,116,850     3,748,147
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 6,624,263   $ 7,507,238
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

                                     Three months Ended         Six Months Ended
                                         November 30,             November 30,

                                     2002        2001        2002        2001
-------------------------------------------------------------------------------
REVENUES EARNED                $ 4,803,751 $ 7,252,638 $ 9,251,343 $ 12,504,850
COST OF REVENUES EARNED          3,421,259   5,555,740   7,112,955    9,538,030
-------------------------------------------------------------------------------
GROSS PROFIT                     1,382,492   1,696,898   2,138,388    2,966,820
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES        1,287,768   1,291,729   2,405,028    2,307,268
-------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  BEFORE INTEREST AND OTHER         94,724     405,169    (266,640)     659,552
-------------------------------------------------------------------------------
INTEREST AND OTHER
Interest income                      1,380       1,877       3,390        7,627
Interest expense                    (3,547)    (12,488)     (6,197)     (18,331)
Gain (loss) on disposal of
  property and equipment              -           -            500       (6,065)
-------------------------------------------------------------------------------
TOTAL INTEREST AND OTHER            (2,167)    (10,611)     (2,307)     (16,769)
-------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES   92,557     394,558    (268,947)     642,783

INCOME TAXES
(Provision) benefit for federal
  and state income taxes           (35,000)    (138,095)    99,000     (224,974)
-------------------------------------------------------------------------------

NET INCOME (LOSS)              $    57,557 $    256,463 $ (169,947) $   417,809
===============================================================================

OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)              $    57,557 $    256,463 $ (169,947) $   417,809

UNREALIZED HOLDING GAIN (LOSS)
 ON AVAILABLE-FOR-SALE EQUITY
 SECURITY ARISING DURING
 THE PERIOD, NET                    (1,458)       -           (482)      (1,126)
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)    $    56,099 $   256,463 $  (170,429) $   416,683
===============================================================================
NET INCOME PER SHARE - BASIC   $      -    $      0.02 $     (0.01) $      0.03
                     - DILUTED $      -    $      0.02 $     (0.01) $      0.03
===============================================================================
*WEIGHTED AVERAGE SHARES
 OUTSTANDING     - BASIC        12,661,358  12,673,995  12,661,358  12,673,995
                 - DILUTED      12,728,025  12,673,995  12,661,358  12,673,995
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended November 30,                        2002        2001
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $  (169,947) $  417,809
-------------------------------------------------------------------------------
Adjustments to reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization                              231,802     184,226
Gain on disposal of equipment                                 (500)       -
Deferred income taxes                                      (99,000)    224,974
Provisions for doubtful accounts                           (69,394)       -
Change in assets (increase) decrease:
Accounts receivable                                       (565,667) (1,073,274)
Due from employees                                           6,500        -
Deferred contract costs                                  1,577,815        -
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                   30,721    (388,285)
Inventories                                                 (7,995)   (155,624)
Prepaid expenses and other current assets                  (71,745)    (38,287)
Other assets                                                 9,255      (4,171)
Changes in liabilities increase (decrease):
Accounts payable                                          (576,762)    (19,153)
Accrued liabilities                                       (337,587)    191,588
Deferred revenues                                         (677,154)     14,175
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        (99,037)    219,602
-------------------------------------------------------------------------------
Total adjustments                                         (648,748)   (844,229)
-------------------------------------------------------------------------------
Net cash used by operating activities                     (818,695)   (426,420)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (75,941)   (392,225)
 Proceeds of sales of assets                                   500        -
-------------------------------------------------------------------------------
Net cash used for investing activities                     (75,441)   (392,225)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital leases                                 -         1l,361
 Payment of capitalized lease obligations                   (7,109)     (6,471)
 Proceeds from notes payable                                49,417     221,833
 Payments on notes payable                                (195,906)   (158,476)
-------------------------------------------------------------------------------
Net cash provided by (used for) financing activities      (153,598)     68,247
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                             (1,047,734)   (750,398)
CASH, beginning of period                                1,440,270   1,289,957
-------------------------------------------------------------------------------
CASH, end of period                                    $   392,536 $   539,559
===============================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Interest paid                                          $     6,197 $    18,330
Interest received                                      $     3,390 $     7,627
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE     1.   GENERAL

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not indicative of results of operations for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2002 appearing in the Company's FORM 10-KSB filed with the Securities and Exchange Commission.

NOTE 2.   RECLASSIFICATION

Certain amounts reflected in our comparative consolidated financial statements for the six months ended November 30, 2001, have been reclassified to conform to the current period presentation.

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. For potential future acquisitions, recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being recorded as goodwill, or alternatively, amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be periodically reviewed for impairment and written down and charged to results of operations only in the periods in which, and to the extent, the recorded value of goodwill and certain intangibles is determined to be more than their then fair value. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS No. 142 effective June 1, 2002. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The Company expects that the consolidated financial position and results of operations will not be materially impaired by adoption.

NOTE 4.   NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three months ended November 30, 2002, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. Available stock options for the six months ended November 30, 2002, were antidilutive and not considered common stock equivalents for the purpose of computing net loss per common share.

NOTE 5.   CONDENSED SEGMENT INFORMATION

The following condensed segment information includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                                    Air
                              Electric         Conditioning          Total
-------------------------------------------------------------------------------
Revenues earned             $ 6,727,103         $ 2,524,240       $ 9,251,343
Cost of revenues earned       5,288,292           1,824,663         7,112,955
-------------------------------------------------------------------------------
Gross margin                  1,438,811             699,577         2,138,388
Expenses                      1,657,960             749,375         2,407,335
-------------------------------------------------------------------------------
Loss before income taxes    $  (219,149)        $   (49,798)      $  (268,947)
===============================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Edd Helms Group, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and our most recent results of operations.

REVENUES EARNED

Revenues for the three and six months decreased approximately 33% and 26% as compared to the same periods in 2001. The decrease in revenues was a result of adverse market conditions, the completion of a major project in early 2002, and a weakening economy. In estimating the ultimate profitability on wireless antenna services, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. These amounts are recorded at their net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues earned for the three months ended November 2002 as compared to November 2001, decreased approximately 6% while for the six months ended November 2002, as compared to November 2001, remained about the same. Gross profit percentage for the three months increased approximately 5% and remained approximately the same for the six months as compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased approximately 9% for the three months and approximately 7% for the six months as a percentage of sales. The expenses for the three months were about the same as compared to the prior year and for the six months increased about $100,000 as compared to the prior year. Advertising, insurance, personnel and related benefits, accounted for the major increases.

NET LOSS

The net income for the three months ended November 30, was much less than the prior year and the loss for the six months as compared to the profit for the six months in the prior year can be attributed to the major project in 2001, and the adverse market conditions in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $3 million at November 30, 2002, as compared to $1.8 million in the prior year. Our ratio of current assets to current liabilities was 2.4 to 1 in November 2002, as compared to 1.5 in November 2001. Compared to November 30, 2001, our cash balance decreased $147,000, our accounts receivable increased approximately $565,000 and our accounts payable decreased approximately $577,000. We purchased about $76,000 of additional equipment, we made payments of approximately $202,000 to reduce our notes payable and we added approximately $49,000 of additional equipment financing. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. Our primary requirement for capital (other than that related to any future acquisition or merger) consists of purchasing vehicles, computer equipment, inventory and supplies used in the operation of our business. Presently we are not using our credit line. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

Item 3.  Controls and Procedures

Evaluation  of  Disclosure  Controls and  Procedures.
Our Chief Executive Officer (also our Chief Financial Officer) has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, he has concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls.
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

-----------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
-----------------------------------------------------------------------------
Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Changes in Securities

During the quarter ended there were no changes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K:

None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Edd Helms Group, Inc.
                                          -----------------------
                                          Registrant

Date: January 14, 2003                By: /s/  W. Edd Helms, Jr.
      ----------------                    ----------------------
                                          W. Edd Helms, Jr., President, Chief
                                          Executive Officer and Chief Financial
                                          Officer