Form 10QSB
period 2003-02-28
EDD HELMS GROUP INC
filed 2003-04-14
CIK 854883

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30, 2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended February 28, 2003

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

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on April 11, 2003.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIES
FORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
  Consolidated Balance Sheets (unaudited) - February 28, 2003 and 2002        3
  Consolidated Statements of Income and Other Comprehensive
  Income (unaudited) - Three and Nine Months ended February 28, 2003
    and 2002                                                                  4
  Consolidated Statements of Cash Flows (unaudited) - Nine Months
    ended February 28, 2003 and 2002                                          5
  Notes to Consolidated Financial Statements (unaudited)                      6

Item 2-Management's Discussion and Analysis or Plan of Operation              6
Item 3-Controls and Procedures                                                7

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                     7
Item 2. Changes in Securities                                                 8
Item 3. Defaults Upon Senior Securities                                       8
Item 4. Submission of Matters to a Vote of Security Holders                   8
Item 5. Other Information                                                     8
Item 6. Exhibits and Reports on Form 8-K                                      8

PART I - FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
February 28,                                                  2003        2002
------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $  806,692  $1,099,149
Restricted cash - certificate of deposit                       -        10,000
Available-for-sale equity security                             839       3,589
Accounts receivable, less allowance for doubtful accounts
  of $147,405 and $ 82,692                               2,264,136   3,571,085
Deposit recoverable                                         16,333      68,408
Due from officer                                               -        81,423
Due from employees                                           4,475      16,222
Deferred contract costs                                    142,700         -
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     337,207     819,613
Inventories                                                660,769     774,904
Prepaid expenses                                           361,848      38,484
Deferred income taxes                                      266,681         -
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     4,861,680   6,482,877
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                              1,224,442   1,336,434
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net 143,866     146,806
Deferred income taxes                                          -     1,334,091
Other                                                          -        15,261
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                         143,866   1,496,158
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $6,229,988  $9,315,469
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                    $  260,464   $  280,379
Current portion of long-term capitalized leases             12,711       13,319
Accounts payable                                           502,007    1,104,275
Accrued liabilities                                        594,863      531,337
Deferred revenue                                           180,626        1,610
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        293,067    1,972,048
Deferred income taxes                                          -        985,861
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                1,843,738    4,888,829
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                      177,716          -
Long-term debt                                             170,846      291,806
Long-term portion of capitalized leases                      3,511       16,434
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                352,073      308,240
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                        2,195,811    5,197,069
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 and 12,574,896
  issued and outstanding in 2003, and 12,661,358
  issued and outstanding in 2002                           126,614      126,614
Additional paid-in capital                                 208,182      208,182
Retained earnings                                        3,793,424    3,851,555
Treasury stock, 86,462 shares at cost                      (23,345)         -
Accumulated other comprehensive loss                       (70,698)     (67,951)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               4,034,177    4,118,400
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,229,988   $9,315,469
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                 Three Months Ended          Nine Months Ended
                                     February 28,              February 28,
                                   2003       2002           2003       2002
--------------------------------------------------------------------------------
REVENUES EARNED               $3,653,234  $6,753,394   $12,904,577  $19,258,244
COST OF REVENUES EARNED        2,540,695   4,922,666     9,653,650   14,460,696
--------------------------------------------------------------------------------
GROSS PROFIT                   1,112,539   1,830,728     3,250,927    4,797,548
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES       1,093,468   1,295,208     3,498,497    3,602,476
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)  19,071     535,520      (247,570)   1,195,072
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                      567       2,075         3,957        9,702
Interest expense                  (3,008)     (5,881)       (9,204)     (24,212)
Gain (loss) on disposal of
  property and equipment              -           -            500       (6,065)
Other income                          -          536           -            536
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)     (2,441)     (3,270)       (4,747)     (20,039)
--------------------------------------------------------------------------------
INCOME (LOSS)BEFORE INCOME TAXES  16,630     532,250      (252,317)   1,175,033
--------------------------------------------------------------------------------
INCOME TAXES
(Provision) benefit for federal
 and state income taxes           (6,286)   (186,288)       95,376     (411,262)
--------------------------------------------------------------------------------
NET INCOME (LOSS)               $ 10,344    $345,962     $(156,941)    $763,771

OTHER COMPREHENSIVE INCOME (LOSS)

UNREALIZED HOLDING LOSS
 ON AVAILABLE-FOR-SALE EQUITY
 SECURITY ARISING DURING
 THE PERIOD, NET OF INCOME TAXES    (302)       (752)         (784)     (1,878)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)     $ 10,042    $345,210     $(157,725)    $761,893
================================================================================
NET INCOME PER SHARE - BASIC    $ 0.00        $ 0.03        <$ 0.01>     $ 0.06
                     - DILUTED  $ 0.00        $ 0.03        <$ 0.01>     $ 0.06
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC      12,574,896    12,688,794     12,574,896  12,688,794
                 -DILUTED    12,728,025    12,688,794     12,661,358  12,688,794
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended February 28,                        2003         2002
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                       $(156,941)    $763,771
--------------------------------------------------------------------------------
Adjustments to reconcile net (loss) income to net
  cash provided by (used for) operating activities:
Depreciation and amortization                              349,804      287,105
Stock based compensation                                       -         25,000
Deferred income taxes                                      (95,376)     411,262
Provision for doubtful accounts                            (69,383)      22,790
Changes in assets (increase) decrease:
Accounts receivable                                        143,743   (1,616,367)
Deposit recoverable                                             -       (68,408)
Deferred contract costs                                  1,662,125          -
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     (62,521)    (336,845)
Inventories                                                 41,696     (168,039)
Prepaid expenses and other current assets                 (225,794)      (9,613)
Other assets                                                 9,255       (6,386)
Changes in liabilities increase (decrease):
Trade accounts payable                                    (834,717)    (114,601)
Accrued liabilities                                       (286,778)      53,853
Deferred revenues                                         (743,707)        (950)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        (58,045)   1,181,792
--------------------------------------------------------------------------------
Total adjustments                                         (169,698)    (339,407)
--------------------------------------------------------------------------------
Net cash provided by (used for) operating activities      (326,639)     424,364
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (82,706)    (720,360)
--------------------------------------------------------------------------------
Net cash used for investing activities                     (82,706)    (720,360)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital leases                                   -         8,680
 Payments of capitalized lease obligations                 (10,664)      (8,033)
 Due from officer                                               -       (81,423)
 Due from employees                                          8,261          -
 Proceeds from notes payable                                22,789      416,953
 Payments on notes payable                                (244,619)    (230,989)
 Proceeds from credit line                                      -       750,000
 Payments on credit line                                        -      (750,000)
--------------------------------------------------------------------------------
Net cash provided by (used for) financing activities      (224,233)     105,188
--------------------------------------------------------------------------------
DECREASE IN CASH                                          (633,578)    (190,808)
CASH, beginning of period                                1,440,270    1,289,957
--------------------------------------------------------------------------------
CASH, end of period                                        806,692   $1,099,149
================================================================================

EDD HELMS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
NINE MONTHS ENDED FEBRUARY 28,

                                                              2003       2002
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest paid                                                 $9,205    $24,212
Interest received                                              3,957      9,702
Compensation paid in stock                                        -      25,000
Income taxes paid                                                 -         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended February 28, 2003, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2002, appearing in the Company's FORM 10-KSB filed with the Securities and Exchange Commission.

NOTE 2.  RECLASSIFICATION

Certain amounts reflected in the comparative statements for the three and the nine months ended February 28, 2002, have been reclassified to conform to the current period presentation.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. For potential future acquisitions, recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being recorded as goodwill, or alternatively, amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be periodically reviewed for impairment and written down and charged to results of operations only in the periods in which, and to the extent, the recorded value of goodwill and certain intangibles is determined to be more than their then fair value. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS No. 142 effective June 1, 2002. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The Company believes that the consolidated financial position and results of operations will not be materially impaired by adoption.

NOTE 4.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three months ended February 28, 2003, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. Available stock options for the nine months ended February 28, 2003, were antidilutive and not considered common stock equivalents for the purpose of computing net loss per common share.

NOTE 5. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the nine months ended February 28, 2003, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction. Air Electric Conditioning Total
-------------------------------------------------------------------------------
Revenues earned $ 9,466,081 $ 3,438,496 $12,904,577 Cost of revenues earned (7,128,777) (2,524,873) (9,653,650)
-------------------------------------------------------------------------------
Gross margins 2,337,304 913,623 3,250,927 Expenses (2,424,943) (1,078,301)
(3,503,244)
-------------------------------------------------------------------------------
Loss before income taxes $ (87,639) $ (164,678) $ (252,317)
===============================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT Certain statements in this Form 10-QSB, including information set forth under this Item 2. Management's Discussion and Analysis or Plan of Operation constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourselves of certain 'safe harbor' provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or included in other publicly available documents filed with the Securities and Exchange Commission reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management's best estimates based upon current conditions and most recent results of operations.

REVENUES EARNED

Revenues for the three and nine months decreased approximately 46% and 33% respectively as compared to the same period through February 28, 2002.
The decrease is a result of adverse market conditions, the completion of a major project in early 2002, and a weakening economy. In estimating the ultimate profitability on wireless antenna services, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. These amounts are recorded at their net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues earned for the three months ended February 2003, as compared to February 2002, decreased approximately 3% while for the nine months ended February 2003, as compared to February 2002, remained about the same.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately 11% for the three months and approximately 8% for the nine months as a percentage of sales. The expenses decreased about $200,000 for the three months and about $100,000 for the nine months as compared to the prior year as a result of reducing overhead expenses in keeping with the adverse market conditions.

NET LOSS

The net income for the three months ended February 28, 2003 was much less than the prior year and the loss for the nine months as compared to the profit for the nine months in the prior year can be attributed to the completion of a major project in 2001, and the adverse market conditions in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1.4 million for the nine months ended February 28, 2003, from the same period in 2002. Our ratio of current assets to current liabilities was 2.6 to 1 in February 2003, as compared to 1.3 to 1 in February 2002. Compared to February 28, 2002, our cash balance decreased by approximately $292,000, our accounts receivable decreased by approximately $1,300,000 and our accounts payable decreased by approximately $600,000. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. Presently we are not using our line of credit. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (who is also our Chief Financial Officer) has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, he has concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDD HELMS GROUP, INC.
                                          -----------------------
                                          (Registrant)

Date: April 14, 2003                     /s/  W. Edd Helms, Jr.
      --------------                     ----------------------
                                          W. EDD HELMS, JR. PRESIDENT AND CHIEF
                                          EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                          OFFICER