Form 10KSB
period 2003-05-31
EDD HELMS GROUP INC
filed 2003-08-29
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year ended May 31, 2003

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
     (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or origination)              Identification Number)

   17850 N.E. 5th Avenue, Miami, Florida                  33162-1008
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (305) 653-2520

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

       None                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $16,779,360.

The   aggregate   market  value  of  the  voting   common  equity  held  by
non-affiliates computed by reference to the average bid and asked price of such common equity as of August 23, 2003, was $180,028 (1,125,178 shares at an average bid price of $.16 per share).

There were 12,574,896 shares outstanding of the issuer's common stock, $.01 par value, as of August 23, 2003.

                        EDD HELMS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
--------                                                                   ----
  Item 1.   Description of Business.                                          2
  Item 2.   Description of Property.                                         10
  Item 3.   Legal Proceedings.                                               10
  Item 4.   Submission of Matters to a Vote of Security Holders.             11

PART II
--------
  Item 5.   Market for Common Equity and Related Stockholder Matters.        11
  Item 6.   Management's Discussion and Analysis or Plan of Operation.       11
  Item 7.   Financial Statements.                                            18
  Item 8.   Change in and Disagreements With Accountants on Accounting and
              Financial Disclosure.                                          38
  Item 8A.  Controls and Procedures.                                         39

PART III
--------
  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              38
  Item 10.  Executive Compensation.                                          40
  Item 11.  Security Ownership of Certain Beneficial Owners, Management and
              Stockholder Related Matters                                    41

  Item 12.  Certain Relationships and Related Transactions.                  43
  Item 13.  Exhibits and Reports on Form 8-K.                                43
  Item 14.  Principal Accountant Fees and Services                           44

Forward-Looking Information

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

Item 1- Description of Business.

We are a Florida Corporation, organized in 1985 and originally incorporated under the name of Hotelecopy, Inc. In August of 1999, Hotelecopy, Inc. merged with Edd Helms, Inc. a Florida corporation and changed its name to Edd Helms Group, Inc. We presently have three wholly-owned Florida corporation subsidiaries:

          Edd Helms Air Conditioning, Inc.,
          Edd Helms Marine Air Conditioning and Refrigeration, LLC, and DataTelcom, Inc.

Edd Helms Group, Inc., is a diversified services company with specific disciplines of service in the areas of:

          Electrical,
          Air conditioning,
          Data communications,
          Wireless,
          Marine air conditioning and refrigeration, and, Integrated systems.

Although the primary focus of our core business is service, we regularly perform design-build projects. We also service the convention and exhibition services industry with our skilled labor force and a large inventory of temporary equipment. During the year, we employed over one hundred thirty employees and operated approximately fifty service vehicles, each radio equipped for peak efficiency in providing our services to our customer base.

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

Wireless

Our wireless division provides services to the communication industry. Duringthe past year, we completed cellular installations for AT&T, Voicestream, and Cingular. We operate our tower division under the name of Datatelcom, Inc. The work is performed by our own employees and with outside subcontractors. Datatelcom performs services as a subcontractor to Edd Helms Group, Inc.

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

Integrated Services

We service our customer base with fire alarm, life safety, security, gate access, CCTV, and monitoring services. These services are referred to as integrated services. This integrated services market mixes well with our electrical services and our existing licenses which allow us to perform all of these services under our electrical licenses. We believe, with the homeland attention to security that this niche market will allow increased sales from our present client base.

We sell these integrated services individually or packaged. These services generally require annual maintenance, inspections, and certification. Many companies request monitoring of these systems and we provide this monitoring through contracts with third party vendors.

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

Marine Air Conditioning and Refrigeration

We provide marine air conditioning and refrigeration services. We believe the marine industry to be a market where our highly-qualified labor force and our commitment to quality service will allow the development of this potentially lucrative niche market. Our marine technicians are ABYC certified. A visible marketing campaign has been launched in the South Florida market. The South Florida market is referred to by many as the boating capital of the United States. With our full-time residence of boat owners combined with the seasonal transient market, we believe that we can establish ourself as one of the leading providers of marine air conditioning and refrigeration services. We have established relationships to provide factory warranty service with several major boating companies and manufacturers in South Florida.

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

Public Facsimile (Faxmail) Services

Effective June 1, 2002, we discontinued our FaxMail services.

Competition

The facilities service industry is highly competitive with few barriers to entry. We believe that the principal competitive factors are timeliness, reliability and quality of services provided, range of services offered, market share and visibility strengthened by advertising and price. Most of our competitors are small, owner-operated companies that typically operate in a single market. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates. Often times, these small competitors have long established relationships with homeowners for a variety of home repairs, which makes that market difficult for us to penetrate. There are currently a limited number of public companies focused on providing services in some of the same service lines provided by us. Some of these competitors, and potential competitors, have greater financial resources than we do to finance acquisition and development opportunities, and may be able to pay higher prices for the same opportunities to develop and support service operations.

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

Expenditures related to environmental matters during the fiscal years ended
May 31, 2003 and 2002, were not material. We do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations.

Suppliers

We obtain materials and supplies from approximately 150 suppliers. Suppliers of materials are plentiful and we are not dependent on any one vendor.

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

Employees

As of May 31, 2003, we had approximately 129 employees. Approximately sixty of these employees are electrical technicians and another thirty four are air conditioning technicians. We have thirty five employees who fill administrative, sales and management roles. We believe that our relations with our employees are good. We are signatory to various collective bargaining agreements with local unions representing approximately 75% of our employees. None of these collective bargaining agreements are nationwide or regional in scope.

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

Item 2. Description of Property.

We lease approximately 32,000 square feet for the warehousing, distribution and executive offices at a total annual cost of approximately $288,500, including sales tax. Substantially all leased property is owned by a partnership of which Carol Helms and W. Edd Helms, Jr., are the sole owners. W. Edd Helms is an officer and director and the owner of approximately 80% of our common stock and is related to some of our other officers and directors. We believe that these facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities in the area.

Item 3.  Legal Proceedings.

On July 21, 2002, a lawsuit was filed in the United States Bankruptcy Court For The District of Delaware. Winstar Communications Inc., et al, Debtors, Christine C. Shubert as Chapter 7 Trustee for the estate of Winstar Communications, Inc., et al., are the Plaintiff. Edd Helms Group, Inc. is the Defendant.

This lawsuit is an effort on the part of the plaintiff to show preference in the amount of $210,118.10 for payments made to Edd Helms Group, Inc. by Winstar Communications, Inc., within 90 days from the date of a bankruptcy filing by Winstar.

The plaintiff demands judgment declaring that the transfers to the defendant constitute voidable preferential transfers pursuant to Section 547 of the Bankruptcy Code; plus interest thereon from and after the date of the transfers were made at the highest legally permissible rate; and awarding the debtors their costs and reasonable attorneys' fees; and awarding the debtors such other and further relief as the Court deems just, proper and equitable.

Edd Helms Group, Inc. has responded to the lawsuit denying that the plaintiff has preference to the funds transferred to Edd Helms group, Inc. Edd Helms Group, Inc. believes that it was entitled to the transfers and was in fact a secured creditor and should not have to refund these amounts to the plaintiff. However, there is no assurance of how the court may rule.

Edd Helms Group, Inc. is vigorously defending itself in this action.

Item 4.  Submission of Matters to a Vote of Security Holders.

An annual Meeting of our Shareholders was held on November 6, 2002, at which time the security holders voted on the following matters:

                                       For      Against   Abstention
                                    ---------   -------   ----------
1. The following Directors:

         Directors

         W. Edd Helms, Jr.          11,619,101   1,000       954,795
         L. Wade Helms              11,619,101   1,000       954,795
         Joseph M. Komarmy          11,619,101   1,000       954,795
         Walter Revell              11,619,101   1,000       954,795
         Edward McCarthy            11,619,101   1,000       954,795
2. Ratification of Dohan and Company as independent auditors:

                                    11,563,424   1,000      1,010,472

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

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask price for our common stock from June 1, 2001, through May 31, 2003. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. The following information for the fiscal years ended May 31, 2003 and 2002 was obtained from the NASDAQ historical data service.

                                                        Year Ended
                                                   May 31, 2003     May 31, 2002
                                                      High Low        High  Low
                                                    -----------      -----------
          First Quarter                            $ .25   $.17      $1.75  $.15
          Second Quarter                           $ .22   $.18      $ .80  $.26
          Third Quarter                            $ .26   $.19      $ .40  $.25
          Fourth Quarter                           $ .22   $.16      $ .55  $.15

On May 31, 2003, there were approximately 450 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

We have not paid dividends since our inception and do not anticipate paying any dividends in the near future. We intend to retain earnings to provide funds for general corporate purposes and the expansion of our business.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the consolidated financial statements of Edd Helms Group, Inc. and Subsidiaries and the related footnotes, included in this Annual Report as Item 7. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the forward-looking statements. See "Forward Looking Statements" and "Risk Factors".

Highlights of Critical Accounting Policies

Our significant accounting policies are described in Note 2 of Notes to consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. Management believes that our most critical accounting policy is in accounting for long-term construction contracts. Determining the points at which revenue should be recognized as earned and costs should be recognized as expenses is a major accounting issue common to all businesses engaged in the performance of long-term construction contracts. We use the percentage-of-completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Each of our business units calculates the percentage-of-completion of each contract by dividing the costs incurred to date by the estimated total contract costs at completion (the "cost-to-cost" method). This percentage is then applied to the estimated total contract value (the total amount of revenue expected to be realized from the contract) in order to calculate the amount of revenue to be recognized to date on each contract. Provisions are recognized in the statement of operations for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total contract value.

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

Our business units enter into contracts primarily through competitive bids, with the final terms and prices often negotiated with the customer. Although the pricing terms and conditions of contracts vary considerably, most of these contracts are known as "fixed-price" or "lump-sum" contracts, in which the business unit essentially agrees to perform all acts under the contract for a stated price. Our business units also enter into "cost-plus" contracts
(costs incurred plus a stated mark-up percentage or a stated fee) and "time-and-materials" contracts (stated hourly labor rate plus the costs of materials). Fixed-price contracts inherently contain higher risk of loss than the other contract types, but management believes that we are generally able to achieve higher gross profit margins on fixed-price contracts as a result of the expertise and experience of our business units in bidding and job performance. No assurance can be given, however, that we will not incur significant job losses on contracts in the future.

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

Accounts receivable collectibility represents another critical accounting policy. Our business units grant credit, generally without collateral, to their customers, which primarily include general contractors, property owners and developers, governmental agencies, educational and medical institutions, and commercial and industrial companies in a variety of industries. We are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we are entitled to payment for work performed and often have certain lien rights that can be attached to the property in which the work was performed. Additionally, management continually monitors the financial condition of our customers to reduce risk of loss. We provide an allowance for doubtful accounts when future collection is considered doubtful. Historically, receivable collectibility has not been a significant issue in our service industries.

Results of Operations, May 31, 2003, Compared to Year Ended May 31, 2002

Revenues Earned

Revenues decreased approximately $7.7 million or 32% to $16.8 million for the fiscal year ended May 31, 2003, from $24.5 million for the fiscal year ended May 31, 2002. This decrease can be attributed to the completion of a major project, which was completed in February 2002 and has not been replaced with another major project. Revenues were also adversely impacted by the national economy.

Costs of Revenues Earned

Cost of revenues was $12.5 million or 74% of revenues earned, for the year ended May 31, 2003, as compared with $17.8 million or 73% of revenues earned for the year ended May 31, 2002. Our gross profit margin as a percentage of revenues earned for the years 2003, and 2002 were 26% and 27%, respectively. The decrease in gross margin, as a percentage of revenues earned, is primarily related to lower sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the year ended May 31, 2003 were $4,653,153 or 28% of revenues earned, as compared with $5,057,298 or 21% of revenues earned for the year ended May 31, 2002. The decrease in these expenses was a result of reductions in expenses which were made throughout the year as the company experienced lower sales due to the completion of a major project and the impact of the national economy. Some positions were eliminated along with infrastructure expenses that supported these positions.

Income From Continuing Operations Before Income Taxes (Credits)

Income from continuing operations before income taxes decreased approximately $1.8 million to ($168,703) as compared to the fiscal year ended May 31, 2002. This decrease can be attributed to the end of a major project, which was completed in February 2002 and has not been replaced with another major project. Revenues where also adversely impacted by the national economy.

Provision for Income Taxes (Credits)

We follow Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. That statement focuses on the balance sheet and on calculating deferred tax assets and liabilities. Deferred income tax expense (and our provision for income taxes (credits)) is the difference between the deferred tax balance sheet accounts at the beginning and end of each period. For the year ended May 31, 2003 our tax benefit was $56,818 compared to income taxes of $687,877 for year ended May 31, 2002. We paid no income taxes in the year ending May 31, 2002, due to large income tax net operating loss carryforwards. We had previously recorded the deferred tax effects of these loss carryforwards in the fiscal year ended May 31, 2001, when it became more likely than not (a likelihood of more than 50 percent) that we would be able to offset future income with these carryforwards.

Liquidity and Capital Resources

As of May 31, 2003, we had cash, cash equivalents and securities available for sale totaling approximately $856,000 compared with $1.4 million as of May 31, 2002. Working capital decreased slightly to $3.1 million at May 31, 2003, as compared to $3.2 million in the prior year. Our ratio of current assets to current liabilities was 2.6 to 1 as of May 31, 2003, as compared to 1.8 to 1 in the prior year. During fiscal 2003, our net cash provided by operations decreased approximately $1.1 million. Cash was used to purchase additional vehicles, continuing the upgrade of our fleet of service vehicles, upgrading our software and hardware and upgrading of our trade show equipment. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was not used during the year. We expect to use our credit line as it may be needed from time to time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

Effects of Inflation

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2003.

Results of Operations, May 31, 2002, Compared to Year Ended May 31, 2001

Revenues Earned

Revenues increased approximately $4.5 million or 22% to $24.5 million for the fiscal year-ended May 31, 2002, from $20.0 million for the fiscal year-ended May 31, 2001. This increase can be attributed to a major project, a contract in the wireless antenna industry, an increase in additional services provided by our continuing aggressive advertising campaign.

Cost of Revenues Earned

Cost of revenues was $17,781,000 or 73% of revenues earned, for the year-ended May 31, 2002, as compared with $15,647,000 or 78% of revenues earned for the year ended May 31, 2001. Our gross profit margin as a percentage of revenues earned for the years 2002, and 2001 were 27% and 22%, respectively. The increase in gross margin, as a percentage of revenues earned, is primarily related to increased sales, a more favorable mix between the divisions and our ability to better estimate and manage the various jobs.


Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the year ended May 31, 2002 were $5,057,000 or 21% of revenues earned, as compared with $3,474,000 or 17% of revenues earned for the year ended May 31, 2001. The increase in these expenses is primarily attributable to a select few expenses, listed below, while most of the other expenses remained the same or varied slightly with the general upward trend nationwide. As a percentage of revenues earned selling, general and administrative expenses increased approximately 4% for the fiscal year ended May 31, 2002, as compared to the prior year. This percentage increase is primarily the result of increased growth, partially offset by some related cost savings. Expenses in connection with an out-of-court litigation settlement with a former employee increased approximately $130,000 (including legal fees). There was a significant increase in personnel and related benefits of approximately $800,000, and an increase in outside labor services of approximately $105,000. We increased our provision for doubtful accounts by $157,000 to reserve certain accounts receivable from customers based upon management's best estimates of their ultimate collectibility. Other major fluctuations were:

         Vehicle expenses                                               $44,000
         Additional insurance                                           $36,000

Income From Continuing Operations Before Income Taxes (Credits)

Income from continuing operations before income taxes increased approximately $760,000 or approximately 83% as compared to the fiscal year ended May 31, 2001. This increase can be attributed to an increase in revenues and an increase in gross profit percentage, primarily as a result of the completion of a major project and the growth of business in the wireless antenna industry.

Provision for Income Taxes (Credits)

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

Income Tax Benefit From Utilization of Net Operating Loss Carryforwards

In the year ended May 31, 2002, we had no income tax benefit from the utilization of net operating loss carryforwards because we recognized the entire benefit of our net operating loss carryforwards in the amount of $1,072,847 in the year ending May 2001.

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

Item 7. Financial Statements

                               C O N T E N T S

                                                    Page
                                                   -----
Independent Auditor's Report                        18

Consolidated Financial Statements

Consolidated Balance Sheets                         19

Consolidated Statements of Income and
  Comprehensive Income                              20

Consolidated Statements of Cash Flows               21

Consolidated Statements of Stockholders' Equity     22

Notes to Consolidated Financial Statements          23 to 37

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                          Miami, Florida  33156-7578
A Professional Association                            Telephone   (305) 274-1366
                                                      Facsimile   (305) 274-1368
                                                      E-mail      info@uscpa.com
                                                      Internet     www.uscpa.com

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Dohan and Company, CPA's

Miami, Florida
August 9, 2003



Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
  - Private Companies and SEC Practice Sections
National and World-wide Associations through
  AGI - Accounting Group International

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                  2003            2002
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                         $     856,903   $   1,440,270
Restricted cash                                            -             10,103
Available-for-sale equity security                         -              1,623
Accounts receivable, less allowance for doubtful
  accounts of $151,596 and $216,788 in 2003 and 2002  2,297,527       2,338,496
Due from employees                                        5,482          12,736
Other receivables                                       105,221             -
Deferred contract costs                                 139,512       1,804,825
Costs and estimated earnings in excess of billings
  on uncompleted contracts                              441,505         274,686
Inventories                                             698,321         702,465
Prepaid expenses                                        249,946         136,054
Deferred income tax asset                               338,951         266,681
--------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                            5,133,368       6,987,939
PROPERTY AND EQUIPMENT, NET                           1,136,036       1,491,540
GOODWILL, NET                                           143,866         143,866
OTHER ASSETS                                             14,575          15,485
--------------------------------------------------------------------------------
      TOTAL ASSETS                                 $  6,427,845   $   8,638,830
================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt               $    237,809   $     312,587
Current obligations under capital leases                 21,317          14,173
Accounts payable                                        926,389       1,336,724
Accrued liabilities                                     373,744         881,640
Deferred revenue                                        217,336         924,333
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      146,455         351,112
--------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                       1,923,050       3,820,569
DEFERRED INCOME TAX LIABILITY                           193,169         177,716
LONG-TERM DEBT                                          119,969         340,553
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES               17,047          12,713
--------------------------------------------------------------------------------
      TOTAL LIABILITIES                               2,253,235       4,351,551
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 10, 13 AND 15)
STOCKHOLDERS' EQUITY
Common stock;$.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued;
  12,574,896 shares outstanding in 2003 and 2002        126,614         126,614
Additional paid-in capital                              208,182         208,182
Retained earnings                                     3,933,857       4,045,742
Treasury stock; 86,462 and 86,462 shares in 2003
  and 2002                                              (23,345)        (23,345)
Unrealized loss on available-for-sale equity security   (70,698)        (69,914)
--------------------------------------------------------------------------------

      TOTAL STOCKHOLDERS' EQUITY                      4,174,610       4,287,279
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   6,427,845   $   8,638,830
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended May 31,                              2003            2002
--------------------------------------------------------------------------------
REVENUES EARNED                                   $ 16,779,360    $  24,520,884
COST OF REVENUES EARNED                             12,463,029       17,781,518
--------------------------------------------------------------------------------
      GROSS PROFIT                                   4,316,331        6,739,366
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         4,653,153        5,057,298
--------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
 OTHER INCOME AND EXPENSES, INCOME TAXES (CREDITS)
 AND DISCONTINUED OPERATIONS                          (336,822)       1,682,068
--------------------------------------------------------------------------------
INTEREST INCOME                                          5,039           11,702
OTHER INCOME                                           178,161           16,321
INTEREST EXPENSE                                       (15,081)         (35,073)
--------------------------------------------------------------------------------
      TOTAL OTHER INCOME AND EXPENSES                  168,119          (7,050)
--------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES (CREDITS) AND DISCONTINUED OPERATIONS  (168,703)       1,675,018
PROVISION FOR INCOME TAXES (CREDITS)                   (56,818)         687,877
--------------------------------------------------------------------------------
(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS          (111,885)         987,141
 LOSS FROM DISCONTINUED OPERATIONS, NET OF
 INCOME TAX BENEFITS OF ($17,349) IN 2002                 -             (29,168)
--------------------------------------------------------------------------------
NET (LOSS) INCOME                                     (111,885)         957,973
UNREALIZED HOLDING LOSSES ON SECURITIES
 ARISING DURING THE PERIOD, NET                           (784)          (3,841)
--------------------------------------------------------------------------------
COMPREHENSIVE (LOSS) INCOME                       $   (112,669)   $     954,132
================================================================================
NET (LOSS)INCOME PER SHARE
FROM CONTINUING OPERATIONS  - BASIC               $      (0.01)   $        0.08
                            - DILUTED             $      (0.01)   $        0.07
================================================================================
NET (LOSS)INCOME PER SHARE
FROM DISCONTINUED OPERATIONS - BASIC              $        -      $         -
                             - DILUTED            $        -      $         -
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         12,574,896       12,681,728
                                    - DILUTED       12,574,896       12,728,787
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31,                              2003            2002
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  (Loss) Income before discontinued operations    $   (111,885)   $     987,141
--------------------------------------------------------------------------------
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation and amortization                          473,100          404,041
Loss on disposal of equipment                             -               5,065
Deferred income taxes                                  (56,817)         670,528
Provision for bad debts                                (65,192)         156,886
Common stock issued as compensation                       -              25,000
Change in assets (increase) decrease:
 Accounts receivable                                   106,161         (517,327)
 Due from employees                                      7,254            5,935
 Other receivables                                    (105,221)             -
 Deferred contract costs                             1,665,313       (1,804,825)
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                           (166,819)         208,082
 Inventories                                             4,144          (95,600)
 Prepaid expenses                                     (113,892)        (107,183)
 Other assets                                           11,852           (2,994)
Change in liabilities increase (decrease):
 Accounts payable                                     (410,335)         117,848
 Customer deposits                                        -              (6,729)
 Accrued liabilities                                  (507,896)         404,156
 Deferred revenues                                    (706,997)         921,773
 Billings in excess of costs and
  estimated earnings on uncompleted contracts         (204,657)        (439,144)
--------------------------------------------------------------------------------
Total adjustments                                      (70,002)         (54,488)
--------------------------------------------------------------------------------
Net cash (used for) provided by operating activities  (181,887)         932,653
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of capitalized lease obligations                -              11,361
 Payment of capitalized lease obligations              (21,018)         (13,581)
 Proceeds from credit line                                -             750,000
 Repayment of credit line                                 -            (750,000)
 Proceeds from notes payable                            88,798          583,325
 Payments on notes payable                            (384,160)        (316,406)
 Common stock repurchase                                  -             (23,345)
--------------------------------------------------------------------------------
Net cash (used for) provided by financing activities  (316,380)         241,354
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                   (118,617)      (1,016,251)
 Proceeds on sales of assets                            33,517           21,725
 (Loss) gain on discontinued operations, net              -             (29,168)
--------------------------------------------------------------------------------
Net cash provided (used for) investing activities      (85,100)      (1,023,694)
--------------------------------------------------------------------------------
(DECREASE)INCREASE IN CASH                            (583,367)         150,313
CASH, beginning of year                              1,440,270        1,289,957


CASH, end of year                                 $    856,903    $   1,440,270
================================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Interest paid                                     $     15,081    $      35,073
Interest received                                 $      5,039    $      11,599
Income taxes paid                                 $        -      $         -
New capital leases obligations                    $     32,496    $         -
================================================================================
See accompanying notes.


EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended May 31, 2003 and 2002

                        Additional
          Common  Stock    Paid-in  Retained Treasury Stock Unrealized
          Shares  Amount  Capital   Earnings Shares  Amount Loss on      Total
                                                             Available-for
                                                             -Sale Equity
                                                             Security
--------------------------------------------------------------------------------
May 31, 2001-
      12,673,995 $126,740 $186,946 $3,087,769 92,820 ($3,890)($66,073)$3,331,492

Shares
issued as
compen-
sation   100,000    1,000   24,000       -      -       -        -        25,000

Common
stock from
Employee
Stock Ownership
Plan        -        -       4,658       -    19,817  (4,658)    -         -

Retirement
of common
stock   (112,637)  (1,126)  (7,422)      -  (112,637)  8,548     -         -

Common
stock
purchased
from former
employee    -        -        -          -    86,462 (23,345)    -       (23,345)

Unrealized
loss on equity
security    -        -        -          -      -       -      (3,841)    (3,841)

Net income  -        -        -       957,973   -       -        -      957,973
--------------------------------------------------------------------------------
May 31, 2002-
      12,661,358  126,614  208,182  4,045,742 86,462 (23,345) (69,914) 4,287,279

Unrealized
loss on equity
security    -        -        -          -      -       -        (784)      (784)

Net loss    -        -        -      (111,885)  -       -        -      (111,885)
--------------------------------------------------------------------------------
May 31, 2003

      12,661,358 $126,614 $208,182 $3,933,857 86,462($23,345)($70,698)$4,174,610
================================================================================

See accompanying notes

Edd Helms Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business

Nature of Operations - Edd Helms Group, Inc. is a Florida corporation and has two reportable segments. The electrical segment has provided electrical service, repair, and maintenance of commercial and residential facilities in the South Florida area since 1975. Additionally, they provide services related to wireless antenna contracts. The air conditioning segment derives the majority of its business activity from its service, repair and maintenance of commercial and residential air conditioning systems in the South Florida area.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Edd Helms Group, Incorporated (EHG) and its wholly-owned subsidiaries, Edd Helms Air Conditioning, Inc. (Air Conditioning) and Datatelcom, Inc. (Datatelcom). The company also has an inactive wholly-owned subsidiary, Edd Helms Marine Air Conditioning and Refrigeration, LLC. All significant intercompany accounts and transactions of Edd Helms Group, Inc. and Subsidiaries (the Company) for the periods presented have been eliminated in consolidation.

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

These percentage-of-completion contract costs include direct labor, material, subcontract, equipment rental, and other miscellaneous direct and indirect costs as allocated. Other operating costs are charged to expense as incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. In estimating the ultimate profitability on certain contracts, and for all wireless antenna services, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. The costs incurred for these change orders is reported as "Deferred contract costs" on the balance sheets, while the related estimated revenue is recorded as "Deferred revenue". Also included in "Deferred contract costs", are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Amortization - Goodwill was previously amortized using the straight-line method. Goodwill recognized as a result of the merger on July 1999, was being amortized over five years. Goodwill representing the acquisition of a communications business, acquired during 1999, was being amortized over fifteen years. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Based on the initial impairment test on June 1, 2002, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. The company performed the impairment test on goodwill as of May 31, 2003, and determined that goodwill was not impaired.

Concentrations of Credit Risk and Economic Dependence - The Company provides its electrical and air conditioning services in the South Florida area. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in the service and construction industries, its geographical location and natural disasters. Concentrations of credit with respect to trade receivables, consists primarily of five customers who comprise 32% of accounts receivables. However, the Company is entitled to payment for work performed and often has certain lien rights in that work. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when, in their judgment, future collection is considered doubtful. Concentrations with respect to sales exist in that revenue from two customers comprise approximately 25% of revenue for the current fiscal year.

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains sweep accounts utilizing nightly repurchase accounts which are uninsured by the Federal Deposit Insurance Corporation. At May 31, 2003, the Company's balances in these sweep accounts totaled $525,688. At May 31, 2003, the Company's uninsured cash and sweep balances total $662,490.

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

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2003 and 2002, amounted to $497,138 and $520,081, respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic and Diluted Net (Loss) Income Per Share - Basic net (loss) income per common share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during each period. The 400,000 available stock options at May 31, 2003, were anti-dilutive and therefore excluded from net loss per share calculations.

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended May 31, 2002:

                                     Income           Shares        Per-Share
                                   (Numerator)    (Denominator)      Amount
                                  -------------   -------------     ---------

Basic Net Income per Share:
Income available to
  common stockholders              $   957,973     12,681,728          $  .08
                                                                       ======

Effect of Dilutive Securities-
  Options                         ($     5,280)        47,059
                                  -------------   -------------

Diluted Net Income per Share:
Income available to common
  stockholders plus assumed
  conversions                     $    952,693     12,728,787          $  .07
                                  =============   =============        ======

Comprehensive Income - In June 1997, the SFAS 130, "Reporting Comprehensive Income" was issued. This statement establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains, losses) in financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss consists of the unrealized losses on available-for-sale securities and is included in the statements of income and comprehensive Income. Segment Reporting and Related Information - The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

The adoption of these new pronouncements did not or is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Note 3. Available-for-Sale Equity Security

Gross unrealized losses on the available-for-sale security at May 31, 2003, were $70,698. The cost and fair value of this security at May 31, 2003, was $71,500 and $802 respectively.

Note 4. Accounts Receivable

Accounts receivable consisted of the following:
                                                        2003            2002
                                                    ------------    ------------
Contracts completed and in progress - billed        $  1,982,759    $ 2,000,382
Contracts completed and in progress - unbilled           321,394        455,291
Retention                                                144,970         99,611
Allowance for doubtful accounts                   (      151,596)      (216,788)
                                                    ------------    -----------
                                                    $  2,297,527    $ 2,338,496
                                                    ============    ============

Note 5.  Other receivables

Other receivables consists of refundable amounts due from general liability and workers' compensation insurance carriers based on audits of the premiums paid during the fiscal year ending May 31, 2003.

Note 6. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                                                        2003            2002
                                                    ------------    ------------
Billings on uncompleted contracts                   $  2,834,252    $ 2,261,197
                                                    ------------    -----------
Costs incurred on uncompleted contracts            (   2,570,638)  (  1,603,673)
Estimated earnings on uncompleted contracts        (     558,664)  (    581,098)
                                                    ------------    -----------
Total costs and estimated earnings on
  uncompleted contracts                            (   3,129,302)  (  2,184,771)
                                                    ------------    -----------
                                                    $   (295,050)   $    76,426
                                                    ============    ===========

These amounts are included in the accompanying consolidated balance sheets as follows:
                                                         2003           2002
                                                    ------------    ------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                ($    146,455)  ($   351,112)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                   441,505        274,686
                                                    ------------    -----------
                                                   $     295,050   ($    76,426)
                                                    ============    ===========

Note 7. Property and Equipment

Property and equipment consisted of the following:
                                                         2003           2002
                                                    ------------    ------------
Transportation equipment                            $ 2,035,849     $ 2,027,149
Machinery and equipment                                 696,229         694,650
Furniture and fixtures                                   66,592          66,592
Computer equipment and software                         598,610         531,161
Leasehold improvements                                  132,911         129,031
                                                    -----------     -----------
                                                      3,530,191       3,448,583
Accumulated depreciation                           (  2,394,155)   (  1,957,043)
                                                    -----------     -----------

Property and equipment, less
  accumulated depreciation                          $ 1,136,036       1,491,540
                                                    ===========     ===========

Depreciation expense for the years ending May 31, 2003 and 2002, amounted to $473,100 and $370,933, respectively, and is included in costs of revenues earned and selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

Note 8. Income Taxes

The provisions for income taxes are summarized as follows:
                                                         2003           2002
                                                     ------------   ------------
Current tax, net of utilization of net operating loss carryforwards:

Federal                                              $     -        $      -
State                                                      -               -
                                                     ----------     -----------
 Total current tax                                         -               -
                                                     ----------     -----------

Deferred tax, net of utilization of net operating loss carryforwards:

Federal                                                 (48,864)        587,309
State                                                    (7,954)        100,568
                                                     ----------     -----------
Total deferred tax                                      (56,818)        687,877
                                                     ----------     -----------
Total income taxes                                   $  (56,818)    $   687,877
                                                     ==========     ===========

The Company files consolidated income tax returns with its two wholly-owned corporate subsidiaries. Deferred income taxes and benefits for 2003 and 2002 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 37.63% in both years) that the changes in those temporary differences had on the provision for deferred tax expense are as follows:

                                                         2003           2002
                                                     ------------   ------------
Deferred tax asset:
Accrued officers' salaries                           $       -      $     3,145
Allowance for bad debts                                    57,046        81,577
Full absorption cost method                                36,199        36,392
Net operating loss carryforward                           245,706       145,567
                                                     ------------   -----------
Total deferred tax asset                                  338,951       266,681
                                                     ------------   -----------

Deferred tax liability:
Depreciation                                         (    170,514) (    156,729)
Amortization                                         (     22,655) (     20,987)
                                                      -----------   -----------
Total deferred tax liability                         (    193,169) (    177,716)
                                                      -----------   -----------

Net deferred tax asset                                $   145,782   $    88,965
                                                      ===========   ===========

The amounts have been presented in the Company's financial statements as follows:
                                                         2003           2002
                                                     ------------   ------------
Current deferred tax asset                           $    338,951   $   266,681
Non-current deferred tax liability                  (     193,169) (    177,716)
                                                     ------------   -----------
Net deferred tax asset                               $    145,782   $    88,965
                                                     ============   ===========

The net operating loss carryforwards at May 31, 2003, were $652,953. The federal loss carryforward expires in the tax year 2022.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the entire deferred tax benefit will be recognized in future years. Therefore, no valuation allowance has been established.

Note 9. Employee Benefit Plans

Employee Stock Ownership Plan and Deferred Compensation Profit Sharing Plan - The Company has a qualified employee stock ownership plan (ESOP), and a deferred compensation profit sharing plan (401K) under Sections 401 and 401K of the Internal Revenue Code, covering substantially all full-time employees. Contributions to the plans are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. No contribution was made to either plan for 2003 or 2002. All employee benefit plan administrative expenses are paid at the option of the Company.

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

Note 10. Related Party Transactions

The Company leases its facilities under a three-year operating lease expiring September 2005 and a two-year operating lease expiring December 31, 2003, from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from unrelated parties. The leases provide for monthly payments of $17,212 including applicable taxes. Rent expense under these leases totaled $248,823 and $234,378 for the years ended May 31, 2003 and 2002, respectively. Additionally, the Marine division of the Air Conditioning business unit renewed a one-year lease, expiring September 12, 2003 for the Ft Lauderdale warehouse facility at a monthly payment of $1,749. Future minimum rental payments required under the affiliated ownership operating leases subsequent to the year ended May 31, are as follows:

              2004                     $   206,549
              2005                         206,549
              2006                          51,637
                                       -----------
                                       $   464,735
                                       ===========

Note 11. Long-Term Debt

Notes payable consisted of the following:
                                                         2003           2002
                                                     ------------   ------------
Bank notes, payable in monthly installments of
$22,110, bearing interest at rates varying to
10.5%,secured by transportation equipment,
maturing at various dates through 2006                $   346,672    $   620,569

Note payable to bank with interest payable
monthly at prime plus 1%, payment of $1,667
maturing in December 2003, collateralized by
computer equipment and personally guaranteed by
principal shareholders                                    10,000         28,335

Unsecured note payable to vendor with monthly
installments of $282, bearing interest at a rate
of 8.8%, maturing September 2003                           1,106          4,236
                                                     -----------    -----------
                                                         357,778        653,140
Current maturities of long-term debt                (    237,809)  (    312,587)
                                                     -----------    -----------
Long-term debt                                       $   119,969    $   340,553
                                                     ===========    ===========
Aggregate maturities of notes payable for the years subsequent to the year-ended May 31, 2003 are as follows:

              2004                  $ 237,809
              2005                    119,969
                                    ---------
                                    $ 357,778
                                    =========

Interest expense on notes payable amounted to $10,029 and $19,398 for the years ended May 31, 2003 and 2002.

Note 12. Credit Arrangement

The Company has a line of credit with a bank for advances up to $500,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs. Certain information regarding the credit arrangement as of May 31, 2003, is summarized as follows:

Maximum amount of borrowing outstanding, at any month end $ 500,000
Minimum amount of borrowing outstanding at any month end  $    -

Interest expense related to this credit arrangement amounted to $0 and $6,575 for the years ended May 31, 2003 and 2002.

Note 13. Capital Lease Obligations

Capital lease obligations consisted of the following:
                                                         2003           2002
                                                     ------------   ------------
Lease payments, payable in monthly installments
of $2,523 inclusive of imputed interest at rates
varying from 8.55% to 18.66% maturing in 2005        $     38,364   $    26,886

Current obligations under capital lease             (      21,317) (     14,173)
                                                     ------------   -----------
Long-term obligations under capital lease            $     17,047   $    12,713
                                                     ============   ===========

Future minimum lease payments under capital lease for the years ended subsequent to May 31, are as follows:

                    2004                              $  24,441
                    2005                                 15,242
                    2006                                  3,397
                                                      ---------
                                                         43,080
Amount representing interest                         (    4,716)
                                                      ---------
Present value of future minimum lease payments        $  38,364
                                                      =========

Interest expense recorded on capital lease obligations amounted to $5,862 and $3,940 for the years ended May 31, 2003 and 2002, respectively, and are included in other income and expenses.

Note 14. Accrued Liabilities

Accrued liabilities consisted of the following:
                                                         2003           2002
                                                     ------------   ------------

Compensation, related taxes, and benefits            $    308,003   $   502,928
Professional fees                                          60,000        73,500
Other, including accrued claims                             5,741       305,212
                                                     ------------   -----------
                                                     $    373,744   $   881,640
                                                     ============   ===========

Note 15.  Commitments and Contingencies

Operating Leases - The Company also leases various office equipment under non-cancelable leases expiring at various dates through September 2006. Rent expense under these operating leases was $23,515 in the current year and is included in selling, general, and administrative expenses.

In addition, the Company leases several automobiles. The leases have monthly payments ranging from $468 to $1,092. Lease payments totaled $57,264 and $59,303 for the years ended May 31, 2003 and 2002, respectively. Future minimum lease payments under all operating leases for years subsequent to May 31, 2003 are as follows:

                    2004                              $   39,173
                    2005                                  26,711
                    2006                                     934
                                                      ----------
                                                      $   66,818
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

Prepaid Service Agreements - Air Conditioning sells prepaid service agreements, which are primarily for a period of one year. Unearned revenues related to these service agreements are reflected on the consolidated balance sheets as deferred revenues.

On July 21, 2002, a lawsuit was filed in the United States Bankruptcy Court for The District of Delaware. Winstar Communications Inc., et al, Debtors, Christine C. Shubert as Chapter 7 Trustee for the estate of Winstar Communications, Inc., et al. This lawsuit is an effort on the part of the plaintiff to show preference pursuant to Section 547 of the Bankruptcy Code in the amount of $210,118.10 for payments made to Edd Helms Group, Inc by Winstar Communications, Inc., within 90 days from the date of a bankruptcy filing by Winstar, plus interest and costs.

Edd Helms Group, Inc. is vigorously defending itself in this action based on the fact that they were a secured creditor. Accordingly, no provision has been recorded for this claim.

Note 16. Segments and Related Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units. The following segment information includes allocations of certain costs, including overhead and shared services which areallocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                            Air
Year ended May 31, 2003   Electric    Conditioning    Unallocated       Total
--------------------------------------------------------------------------------
Revenues earned -
  External customers     $11,958,715  $ 4,820,645     $      -     $ 16,779,360

  Intersegment                61,180       23,691            -           84,871
--------------------------------------------------------------------------------
Total revenues earned    $12,019,895  $ 4,844,336     $      -     $ 16,864,231
================================================================================
Gross margins            $ 3,145,168  $ 1,171,163     $      -     $  4,316,331
================================================================================
Operating earnings (loss)$    77,246  $  (189,131)    $      -     $   (111,885)
================================================================================
Depreciation and
 amortization            $   354,285  $   118,815     $      -     $    473,100
================================================================================
Interest expense         $    10,319  $     4,762     $      -     $     15,081
================================================================================
Total assets             $ 3,566,979  $ 1,423,024     $ 1,437,842  $  6,427,845
================================================================================
Capital expenditures     $    51,867  $    70,648     $    28,598  $  1,016,251
================================================================================

                                            Air
Year ended May 31, 2002   Electric    Conditioning    Unallocated       Total
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
================================================================================

Note 17.  Barter Transactions

The Company accounts for barter transactions in accordance with EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions.

The Company entered into a reciprocal trade agreement which provided advertising services in exchange for electrical and air conditioning services at a ratio of 1.5 times gross billing amount. Barter revenue was $129,818 and $17,183(as adjusted) for the year ended May 31, 2003 and 2002, respectively. Revenue in excess of advertising used for the period is carried as a prepaid expense while advertising used in excess of revenue is carried as accounts payable. At May 31, 2003 there was a prepaid advertising balance of $25,980. At May 31, 2002 there was advertising payable of $75,863.

Note 18.  Stock-based Compensation

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective May 31, 2003. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's Stock Option Plans. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                  Years Ended May 31,
                                                 2003          2002
                                                 ----          ----
Net (loss) income, as reported              $ (111,885)     $957,973
Deduct: Total stock-based employee
Compensation expense determined under
fair value based method for all awards,
net of related tax effects                    (  -    )     ( 49,619)
                                               --------      -------
Net(loss) income for the period - proforma   $(111,885)      $908,354
                                             ==========      ========
Earnings per share:

         Basic - as reported                       $(0.01)      $0.08
         Basic - pro forma                         $(0.01)      $0.07

         Diluted - as reported                     $(0.01)      $0.08
         Diluted - pro forma                       $(0.01)      $0.07

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal years covered by this report, we did not have a change in or a disagreement with our accountants. We initially appointed Dohan and Company, Certified Public Accountants, as our auditors in 1997.

Item 8a.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended May 31, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Sections 16(a) of the Exchange Act.

Rules promulgated by the Securities and Exchange Commission govern the reporting of securities transactions by directors, executive officers and holders of 10% or more of our common stock. Based solely upon our review of copies of reports filed with the SEC and received by us, we believe that our directors and executive officers have filed all required reports during the year-ended May 31, 2003.

Our directors and executive officers are as follows:




Director
Name                 Since         Age      Position
-----                -----         ---      --------
W. Edd Helms, Jr.    1985           57      Chairman of the Board of
                                            Directors, President and
                                            Chief Executive Officer

L. Wade Helms        1986           46      Executive Vice President, Secretary,
                                            Treasurer and Director

Joseph M. Komarmy    1984           56      Vice President and Director

Walter Revell*       2002           68      Independent Director

Edward McCarthy*     2002           59      Independent Director

* Designates member of the audit and compensation committees of the Board of Directors.

W. Edd Helms, Jr., since 1985, has been our Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer. Mr. Helms is also the President of Edd Helms Air Conditioning, Inc. Prior to the merger of Edd Helms Incorporated with and into Hotelecopy, Inc. ("Merger"), Mr. Helms was the President and Director of Edd Helms, Incorporated. Mr. Helms is the brother of L. Wade Helms.

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
Principal                 Annual Stock                        Payouts comp.(inc.
Position                  Comp   Awards                                cars)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

W. Edd Helms, 2003 $250,000                                             $ 3,277
Jr.           2002 $250,000                                             $12,558
              2001 $255,000                                             $19,800
President and
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

L. Wade Helms 2003 $95,004  $30,000 $12,500                             $13,702
                    2002 $98,104                   200,000              $14,757
Exec. Vice    2001 $98,939                                               $9,632
President
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Joseph M.     2003 $106,121 $30,000 $12,500                             $15,341
Komarmy       2002 $110,662                        200,000              $14,182
              2001 $106,736                                             $18,663
Vice
President
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

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

Item 11. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

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

(7) The ESOP was adopted by Edd Helms, Incorporated on May 15, 1995 and at the time of the merger was funded with 638 shares of the common stock of Edd Helms, Incorporated. As a result of the merger with Hotelecopy, the ESOP received 1,378,781 of our shares of common stock. Since the merger, 188,642 shares have been distributed from the ESOP so that as of May 31, 2002, the ESOP held 1,190,139 shares. On July 15, 2002, 23,084 shares were distributed from the ESOP, so that as of May 31, 2003 the ESOP holds 1,167,055 shares.

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

Item 13. Exhibits and Reports on Form 8-K.

a. Exhibits required to be filed by Item 601 of Regulation S-B:

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer



32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer


b. No Form 8-K was filed during the last quarter of the period covered by this report.


Item 14. Principal Accountant Fees and Services

Audit Fees

Dohan and Company CPA's billed $91,943 for professional services rendered for the audit of our annual financial statements for fiscal year 2002, the reviews of the financial statements included in our Forms 10-QSB for that fiscal year and assistance in filing various proxy statements. For fiscal year 2003, the amount billed or accrued for the same services is expected to be $82,152.

Tax Fees

Dohan and Company billed $11,332 for fiscal year 2002 for professional tax services and is expected to bill approximately $7,500 for fiscal year for 2003 for those services.

The above audit fees were pre-approved by the audit committee based on estimated budgets presented to the audit committee.

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

                                       Date: August 29, 2003

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

                                       Date: August 29, 2003