Form 10QSB
period 2003-08-31
EDD HELMS GROUP INC
filed 2003-10-20
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_X _] No[__]


12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on October 13, 2003.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).
         Consolidated Balance Sheets (unaudited) - August 31, 2003            3
            and 2002.
        Consolidated Statements of Income and Other Comprehensive             4
         Income (unaudited) - Three months ending August 31, 2003
         and 2002.
        Consolidated Statements of Cash Flows (unaudited) - Three             5
            months ending August 31, 2003 and 2002.
        Notes to Consolidated Financial Statements (unaudited).               6
Item 2. Management's Discussion and Analysis or Plan of Operation.            7
Item 3. Controls and Procedures.                                              8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    8
Item 2. Changes in Securities.                                                8
Item 3. Defaults Upon Senior Securities.                                      8
Item 4. Submission of Matters to a Vote of Security Holders.                  8
Item 5. Other Information.                                                    8
Item 6. Exhibits and Reports on Form 8-K.                                     8

PART I - FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
August 31,                                                  2003        2002
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $  695,002  $  646,302
Available-for-sale equity security                             839       2,599
Accounts receivable, less allowance for doubtful
  accounts of $153,099 and $132,394                      2,055,792   2,818,544
Other receivables                                          148,935         -
Due from employees                                           7,627       8,385
Deferred contract costs                                    303,379   1,052,723
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     650,702     360,350
Inventories                                                749,009     735,049
Prepaid expenses                                           208,980     121,770
Deferred income taxes                                      297,900     400,681
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     5,118,165   6,146,403
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                              1,058,583   1,440,396
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net 143,866     143,866
Other assets                                                16,459      17,334
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                         160,325     161,200
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $6,337,073  $7,747,999
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                    $  208,139   $  301,071
Current portion of long-term capitalized leases             19,373       14,461
Accounts payable                                           688,103      863,189
Accrued liabilities                                        483,707      763,577
Deferred revenue                                            69,872    1,039,007
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        299,885      231,333
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                1,769,079    3,212,638
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                      193,169      177,716
Long-term debt                                             115,126      288,023
Long-term portion of capitalized leases                     17,047        8,871
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                325,342      474,610
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                        2,094,421    3,687,248
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding in 2003 and 2002                  126,614      126,614
Additional paid-in capital                                 208,182      208,182
Retained earnings                                        4,001,899    3,818,238
Treasury stock, 86,462 shares at cost                      (23,345)     (23,345)
Accumulated other comprehensive loss                       (70,698)     (68,938)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               4,242,652    4,060,751
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,337,073   $7,747,999
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                                           Three Months Ended
                                                               August 31,
                                                          2003           2002
--------------------------------------------------------------------------------
REVENUES EARNED                                       $3,946,981  $4,447,592
COST OF REVENUES EARNED                                2,810,104   3,691,696
--------------------------------------------------------------------------------
GROSS PROFIT                                           1,136,877     755,896
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                1,033,209   1,117,260
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)                         103,668    (361,364)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                                              887       2,010
Interest expense                                          (1,802)     (2,650)
Gain (loss) on disposal of
  property and equipment                                     -           500
Other income                                               6,340         -
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                              5,425        (140)
--------------------------------------------------------------------------------
INCOME (LOSS)BEFORE INCOME TAXES                         109,093    (361,504)
--------------------------------------------------------------------------------
INCOME TAXES
(Provision) benefit for federal
 and state income taxes                                   41,051    (134,000)
--------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $68,042  $ (227,504)

OTHER COMPREHENSIVE INCOME (LOSS)

UNREALIZED HOLDING LOSS
 ON AVAILABLE-FOR-SALE EQUITY
 SECURITY ARISING DURING
 THE PERIOD, NET OF INCOME TAXES                             -           976
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                              $68,042   $(226,528)
================================================================================
NET INCOME (LOSS) PER SHARE - BASIC                        $0.01      $(0.02)
                            - DILUTED                      $0.01      $(0.02)
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC                               12,574,896  12,661,358
                 -DILUTED                             12,599,896  12,708,417
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended August 31,                     2003         2002
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                       $68,042   $(227,504)
--------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
Depreciation and amortization                            118,703     115,685
Stock based compensation                                    -           (500)
Deferred income taxes                                     41,051    (134,000)
Provision for doubtful accounts                            1,413     (84,394)
Changes in assets (increase) decrease:
Accounts receivable                                      240,325    (395,654)
Due from employees                                        (2,145)       4,351
Other receivables                                        (43,714)         -
Deferred contract costs                                 (163,867)    752,102
Costs and estimated earnings in excess
  of billings on uncompleted contracts                  (209,197)    (85,664)
Inventories                                              (50,688)    (32,584)
Prepaid expenses and other current assets                 40,965      14,284
Other assets                                              (2,722)      8,254
Changes in liabilities increase (decrease):
Trade accounts payable                                  (238,289)   (473,535)
Accrued liabilities                                      109,963    (118,063)
Deferred revenues                                       (147,465)    114,674
Billings in excess of costs and estimated
  earnings on uncompleted contracts                      153,430    (119,779)
--------------------------------------------------------------------------------
Total adjustments                                       (152,237)   (434,823)
--------------------------------------------------------------------------------
Net cash used for operating activities                  ( 84,195)   (662,327)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (41,250)    (64,541)
 Proceeds from sales of asset                               -            500
--------------------------------------------------------------------------------
Net cash used for investing activities                   (41,250)    (64,041)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of capitalized lease obligations                (1,943)     (3,554)
 Proceeds from notes payable                              38,365      22,172
 Payments on notes payable                               (72,878)    (86,218)
--------------------------------------------------------------------------------
Net cash used for financing activities                   (36,456)    (67,600)
--------------------------------------------------------------------------------
DECREASE IN CASH                                        (161,901)   (793,968)
CASH, beginning of period                                856,903   1,440,270
--------------------------------------------------------------------------------
CASH, end of period                                    $ 695,002  $  646,302
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                             $1,802      $2,650
Interest received                                            887      2,010
Income taxes paid                                            -         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-months ending August 31, 2003, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2003, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three months ended August 31, 2003, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. Available stock options for the three months ended August 31, 2002, were antidilutive and not considered common stock equivalents for the purpose of computing net loss per common share.

NOTE 3. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the three months ended August 31, 2003, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                      Electric    Air Conditioning      Total
--------------------------------------------------------------------------------
Revenues earned                     $ 2,463,693      $ 1,483,288     $3,946,981
Cost of revenues earned              (1,766,336)      (1,043,768)    (2,810,104)
--------------------------------------------------------------------------------
Gross margins                           697,357          439,520      1,136,877
Expenses                               (649,386)        (378,398)    (1,027,784)
--------------------------------------------------------------------------------
Income before income taxes          $     47,97      $    61,122     $  109,093
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

REVENUES EARNED

Revenues for the three months ending August 2003 decreased approximately 11% as compared to the same period through August 2002. The overall decrease is a result of lower Electrical Service revenues versus prior year. In estimating the ultimate profitability on Wireless Antenna Services, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. These amounts are recorded at their net realizable value when realization is probable and can be reasonably estimated.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ending August 2003, as compared to August 2002, decreased approximately 12%. The decrease is attributed to more Service and Wireless Antenna revenues generated over Construction which yields higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately 7% for the three months ending August 2003, as compared to August 2002. The expenses decreased approximately $84,000 as compared to the prior year due to a company-wide focus on overhead cost control.

NET PROFIT

The net income for the three months ended August 31, 2003, was consistent with expectations. The profit can be attributed to higher margin revenues, overhead cost control and an increase in Wireless Antenna projects during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $415,320 for the three months ended August 31, 2003, from the same period in 2002. Our ratio of current assets to current liabilities was 2.9 to 1 in August 2003, as compared to 1.9 to 1 in August 2002. Compared to August 31, 2002, our cash balance increased by approximately $49,000, our accounts receivable decreased by approximately $763,000 and our accounts payable decreased by approximately $175,000. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. Presently we are not using our line of credit. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

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

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(B) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDD HELMS GROUP, INC.
                                          -----------------------
                                          (Registrant)

Date: October 20, 2003                     /s/  W. Edd Helms, Jr.
      --------------                     ----------------------
                                          W. EDD HELMS, JR. PRESIDENT, CHIEF
                                          EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                          OFFICER