Form 10QSB
period 2003-11-30
EDD HELMS GROUP INC
filed 2004-01-20
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended November 30, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_X _] No[__]

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on January 7, 2004.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).
         Consolidated Balance Sheets (unaudited) - November 30, 2003 ......    3
            and 2002
            Consolidated Statements of Income and Other Comprehensive .....    4
         Income (unaudited) - Three and Six months ending
            November 30, 2003 and 2002
         Consolidated Statements of Cash Flows (unaudited) - Six ..........    5
            months ending November 30, 2003 and 2002
           Notes to Consolidated Financial Statements (unaudited)  ........    7
Item 2. Management's Discussion and Analysis or Plan of Operation .........    8
Item 3. Controls and Procedures ...........................................    9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                     9
Item 2. Changes in Securities.                                                 9
Item 3. Defaults Upon Senior Securities.                                       9
Item 4. Submission of Matters to a Vote of Security Holders.                   9
Item 5. Other Information.                                                     9
Item 6. Exhibits and Reports on Form 8-K.                                     10

PART I - FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
November 30,                                                  2003        2002
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $  142,157  $  392,536
Available-for-sale equity security                             839       1,141
Accounts receivable, less allowance for doubtful
  accounts of $155,671 and $147,394                      3,161,799   2,973,557
Other receivables                                           66,984         -
Due from employees                                           6,041       6,236
Deferred contract costs                                     16,564     227,010
Costs and estimated earnings in excess
  of billings on uncompleted contracts                   1,169,435     243,965
Inventories                                                781,817     710,460
Prepaid expenses                                           278,712     207,799
Deferred income taxes                                      187,384     365,681
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     5,811,732   5,128,385
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                              1,149,291   1,335,679
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net 143,866     143,866
Other assets                                                29,935      16,333
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                         173,801     160,199
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $7,134,824  $6,624,263
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                    $  216,456   $  282,742
Current portion of long-term capitalized leases             23,113       14,208
Accounts payable                                           924,222      759,962
Accrued liabilities                                        430,026      544,053
Deferred revenue                                            52,697      247,179
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        762,143      252,075
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                2,408,657    2,100,219
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                      193,169      177,716
Long-term debt                                              96,330      223,909
Long-term portion of capitalized leases                     10,842        5,569
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                300,341      407,194
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                        2,708,998    2,507,413
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding in 2003 and 2002                  126,614      126,614
Additional paid-in capital                                 208,182      208,182
Retained earnings                                        4,185,073    3,875,795
Treasury stock, 86,462 shares at cost                      (23,345)     (23,345)
Accumulated other comprehensive loss                       (70,698)     (70,396)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               4,425,826    4,116,850
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $7,134,824   $6,624,263
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                    Three Months Ended         Six Months Ended
                                       November 30,               November 30,
                                     2003        2002          2003        2002
--------------------------------------------------------------------------------
REVENUES EARNED                   $4,517,853  $4,803,751  $8,464,834 $9,251,343
COST OF REVENUES EARNED            3,092,230   3,421,259   5,902,334  7,112,955
--------------------------------------------------------------------------------
GROSS PROFIT                       1,425,623   1,382,492   2,562,500  2,138,388
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          1,187,707   1,287,768   2,220,916  2,405,028
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)   237,916      94,724       341,584   (266,640)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                          341       1,380       1,228      3,390
Interest expense                      (4,208)     (3,547)     (6,010)    (6,197)
Gain (loss) on disposal of
  property and equipment                 -           -           -          500
Other income                          59,642         -        65,982        -
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)         55,775      (2,167)     61,200     (2,307)
--------------------------------------------------------------------------------
INCOME (LOSS)BEFORE INCOME TAXES     293,691      92,557     402,784   (268,947)
--------------------------------------------------------------------------------
INCOME TAXES
(Provision) benefit for federal
 and state income taxes             110,516     (35,000)     151,567     99,000
--------------------------------------------------------------------------------
NET INCOME (LOSS)                   $183,175     $57,557    $251,217  $(169,947)

OTHER COMPREHENSIVE INCOME (LOSS)

UNREALIZED HOLDING LOSS
 ON AVAILABLE-FOR-SALE EQUITY
 SECURITY ARISING DURING
 THE PERIOD, NET OF INCOME TAXES         -        (1,458)        -         (482)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)         $183,175     $56,099    $251,217  $(170,429)
================================================================================
NET INCOME (LOSS) PER SHARE
                - BASIC           $0.01      $(0.00)     $0.02      $(0.01)
                - DILUTED         $0.01      $(0.00)     $0.02      $(0.01)
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC           12,574,896  12,661,358  12,574,896 12,661,358
                 -DILUTED         12,644,317  12,728,025  12,644,317 12,661,358
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended November 30,                       2003         2002
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                         361,733    $(169,947)
--------------------------------------------------------------------------------
Adjustments to reconcile net income(loss) to net
  cash used for operating activities:
Depreciation and amortization                              245,682      231,802
Stock based compensation                                       -           (500)
Deferred income taxes                                       41,051      (99,000)
Provision for doubtful accounts                              4,075      (69,394)
Changes in assets (increase) decrease:
  Accounts receivable                                     (868,347)    (565,667)
  Due from employees                                          (559)       6,500
  Other receivables                                         38,237          -
  Deferred contract costs                                  122,948    1,577,815
  Costs and estimated earnings in
    excess of billings on uncompleted contracts           (727,930)      30,721
  Inventories                                              (83,496)      (7,995)
  Prepaid expenses and other current assets                (28,767)     (71,745)
  Other assets                                             (16,198)       9,255
Changes in liabilities increase (decrease):
  Trade accounts payable                                    (2,170)    (576,762)
  Accrued liabilities                                       56,283     (337,587)
  Deferred revenues                                       (164,639)    (677,154)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      615,688      (99,037)
--------------------------------------------------------------------------------
Total adjustments                                         (768,142)    (648,748)
--------------------------------------------------------------------------------
Net cash used for operating activities                    (406,409)    (818,695)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (258,937)     (75,941)
 Proceeds from sale of property and equipment                  -            500
--------------------------------------------------------------------------------
Net cash used for investing activities                    (258,937)     (75,441)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of capitalized lease obligations                 (15,251)      (7,109)
 Proceeds from notes payable                               105,897       49,417
 Payments on notes payable                                (140,046)    (195,906)
--------------------------------------------------------------------------------
Net cash used for financing activities                     (49,400)    (153,598)
--------------------------------------------------------------------------------
DECREASE IN CASH                                          (714,746)  (1,047,734)
CASH AND CASH EQUIVALENTS, beginning of period             856,903    1,440,270
--------------------------------------------------------------------------------
CASH CASH AND CASH EQUIVALENTS, end of period            $ 142,157   $  392,536
================================================================================

EDD HELMS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
Six Months Ended November 30,                                  2003       2002
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest paid                                                 $6,010     $6,197
Interest received                                              1,228      3,390
Income taxes paid                                                 -         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six months ending November 30, 2003, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2004.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2003, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the six months ended November 30, 2003, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. Available stock options for the six months ended November 30, 2002, were antidilutive and not considered common stock equivalents for the purpose of computing net loss per common share.

NOTE 3. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the six months ended November 30, 2003, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                             Electric            Air Conditioning         Total
--------------------------------------------------------------------------------
Revenues earned             $ 5,475,461          $ 2,989,373         $8,464,834
Cost of revenues earned      (3,926,309)          (1,976,025)        (5,902,334)
--------------------------------------------------------------------------------
Gross margins                 1,549,152            1,013,348          2,562,500
Expenses                     (1,370,257)            (789,459)        (2,159,716)
--------------------------------------------------------------------------------
Income before income taxes  $   178,895          $   223,889         $  402,784
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

REVENUES EARNED

Revenues for the three and six months ending November 2003 decreased approximately 9% and 6% as compared to the same period through November 2002. The overall decrease is primarily a result of lower Electrical Tower revenues versus prior year. In estimating the ultimate profitability on Wireless Antenna Services, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. These amounts are recorded at their net realizable value when realization is probable and can be reasonably estimated.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ending November 2003, as compared to November 2002, decreased 3%. For the six months ending November 2003 the cost of revenues earned decreased 17% due to increased margins in service and wireless antenna revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately 8% for both the three and six months ending November 2003, as compared to November 2002. The decreases are due to a continued focus on overhead cost control. NET PROFIT The net income for the three and six months ended November 30, 2003 was consistent with expectations. The profit can be attributed to tighter cost controls.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $374,909 for the six months ended November 30, 2003, from the same period in 2002. Our ratio of current assets to current liabilities for the six months ending November 2003 was 2.41, as compared to a ratio of 2.44 in November 2002. Compared to November 2002, our cash balance for the six months ending November 2003 decreased by $250,379, our accounts receivable increased by $188,242 and our accounts payable increased by $164,260. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no outstanding balance on our line of credit. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings


A former employee filed a charge of discrimination with the Equal Employment Opportunity Commission against the Company in December 2003, alleging that she was discriminated against, in violation of the Americans With Disabilities Act of 1990 and the Florida Civil Rights Act. The company is convinced that its termination of the employee was proper and lawful and will defend its position vigorously.

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

Date: January 20, 2004                     /s/  W. Edd Helms, Jr.
      --------------                     ----------------------
                                          W. EDD HELMS, JR. PRESIDENT, CHIEF
                                          EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                          OFFICER