Form 10QSB
period 2004-02-29
EDD HELMS GROUP INC
filed 2004-04-19
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended February 29, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_X _] No[__]


12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on March 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIES
FORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).
         Consolidated Balance Sheets (unaudited) - February 29, 2004          3
            and February 28, 2003.
         Consolidated Statements of Income and Other Comprehensive
            Income (Loss) (unaudited) - Three and Nine months ended
            February 29, 2004 and February 28, 2003.                          4
         Consolidated Statements of Cash Flows (unaudited) - Nine months
            ended February 29, 2004 and February 28, 2003.                    5
         Notes to Consolidated Financial Statements (unaudited).              6
Item 2. Management's Discussion and Analysis or Plan of Operation.            7
Item 3. Controls and Procedures.                                              9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    10
Item 2. Changes in Securities.                                                10
Item 3. Defaults Upon Senior Securities.                                      10
Item 4. Submission of Matters to a Vote of Security Holders.                  10
Item 5. Other Information.                                                    10
Item 6. Exhibits and Reports on Form 8-K.                                     10

PART I - FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (unaudited)

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)               February 29,  February 28,
                                                             2004          2003
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $  335,539  $  806,692
Available-for-sale equity security                             839         839
Accounts receivable, less allowance for doubtful
  accounts of $167,894 and $147,405                      2,842,682   2,264,136
Other receivables                                          164,339         -
Due from employees                                          10,814       4,475
Deferred contract costs                                     61,975     142,700
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     634,906     337,207
Inventories                                                859,000     660,769
Prepaid expenses                                           333,950     361,848
Deferred income taxes                                      161,746     266,681
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     5,405,790   4,845,347
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                              1,039,619   1,224,442
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net 143,866     143,866
Other assets                                                27,863      16,333
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                         171,729     160,199
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $6,617,138  $6,229,988
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                    $  216,547   $  260,464
Current portion of long-term capitalized leases             19,459       12,711
Accounts payable                                           786,538      502,007
Accrued liabilities                                        552,295      594,863
Deferred revenue                                            36,901      180,626
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        275,927      293,067
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                1,887,667    1,843,738
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                      193,169      177,716
Long-term debt                                              57,139      170,846
Long-term portion of capitalized leases                     10,842        3,511
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                261,150      352,073
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                        2,148,817    2,195,811
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                   126,614      126,614
Additional paid-in capital                                 208,182      208,182
Retained earnings                                        4,227,568    3,793,424
Treasury stock, 86,462 shares at cost                      (23,345)     (23,345)
Accumulated other comprehensive loss                       (70,698)     (70,698)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               4,468,321    4,034,177
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,617,138   $6,229,988
================================================================================
See accompanying notes to the financial statements.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                    Three Months Ended         Nine Months Ended
                                 February 29 February 28 February 29 February 28
                                     2004        2003          2004        2003
--------------------------------------------------------------------------------
REVENUES EARNED                   $4,601,564  $3,653,234 $13,066,398 $12,904,577
COST OF REVENUES EARNED            3,419,076   2,540,695   9,321,410   9,653,650
--------------------------------------------------------------------------------
GROSS PROFIT                       1,182,488   1,112,539   3,744,988   3,250,927
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES            1,124,804   1,093,468   3,345,720   3,498,497
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)    57,684      19,071       399,268   (247,570)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                          584         567       1,812      3,957
Interest expense                      (2,919)     (3,008)     (8,929)    (9,204)
Gain (loss) on disposal of
  property and equipment                 -           -           -          500
Other income                          12,784         -        78,766        -
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)         10,449      (2,441)     71,649     (4,747)
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES     68,133      16,630     470,917   (252,317)
--------------------------------------------------------------------------------
INCOME TAXES
(Provision) benefit for federal
 and state income taxes              (25,638)     (6,286)   (177,205)    95,376
--------------------------------------------------------------------------------
NET INCOME (LOSS)                     42,495      10,344     293,712   (156,941)

OTHER COMPREHENSIVE INCOME (LOSS)

UNREALIZED HOLDING LOSS
ON AVAILABLE-FOR-SALE EQUITY
SECURITY ARISING DURING
THE PERIOD, NET OF INCOME TAXES         -           (302)        -         (784)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)          $42,495     $10,042    $293,712  $(157,725)
================================================================================
NET INCOME PER SHARE - BASIC           $0.00      $ 0.00      $0.02      $(0.01)
                     - DILUTED         $0.00      $ 0.00      $0.02      $(0.01)
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC           12,574,896  12,574,896  12,574,896 12,574,896
                 -DILUTED         12,671,005  12,728,025  12,671,005 12,574,896
================================================================================
See accompanying notes to the financial statements.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)    February 29,  February 28,
For the Nine Months Ended                                  2004         2003
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                         293,712    $(156,941)
--------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization                              374,149      349,804
Stock based compensation                                       -            -
Deferred income taxes                                      177,205      (95,376)
Provision for doubtful accounts                             16,298      (69,383)
Changes in assets (increase) decrease:
Accounts receivable                                       (561,453)     143,743
Due from employees                                          (5,332)       8,261
Other receivables                                          (59,118)          -
Deferred contract costs                                     77,537    1,662,125
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    (193,401)     (62,521)
Inventories                                               (160,679)      41,696
Prepaid expenses and other current assets                  (84,004)    (225,794)
Other assets                                               (14,127)       9,255
Changes in liabilities increase (decrease):
Trade accounts payable                                    (139,852)    (834,717)
Accrued liabilities                                        178,551     (286,778)
Deferred revenues                                         (180,435)    (743,707)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        129,472      (58,045)
--------------------------------------------------------------------------------
Total adjustments                                         (445,189)    (161,437)
--------------------------------------------------------------------------------
Net cash used for operating activities                    (151,477)    (318,378)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (179,985)     (82,706)
--------------------------------------------------------------------------------
Net cash used for investing activities                    (179,985)     (82,706)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of capitalized lease obligations                 (18,905)     (10,664)
 Proceeds from notes payable                                46,721       22,789
 Payments on notes payable                                (217,718)    (244,619)
--------------------------------------------------------------------------------
Net cash used for financing activities                    (189,902)    (232,494)
--------------------------------------------------------------------------------
DECREASE IN CASH                                          (521,364)    (633,578)
CASH, beginning of period                                  856,903    1,440,270
--------------------------------------------------------------------------------
CASH, end of period                                      $ 335,539   $  806,692
================================================================================

EDD HELMS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)                                             February 29 February 28
Nine Months Ended                                              2004        2003
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest paid                                                $ 8,929     $6,197
Interest received                                            $ 1,812     $3,390
Income taxes paid                                            $  -        $ -
Non-cash investing and financing activities:
  Acquisition of transportation equipment financed with debt $97,747     $ -
================================================================================
See accompanying notes to the financial statements.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine months ending February 29, 2004, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2004.

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

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the nine months ended February 29, 2004, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. Available stock options for the nine months ended February 28, 2003, were antidilutive and not considered common stock equivalents for the purpose of computing net loss per common share.

NOTE 3. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the nine months ended February 29, 2004, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                              Electric            Air Conditioning         Total
--------------------------------------------------------------------------------
Revenues earned                  $ 9,043,925      $ 4,022,473       $13,066,398
Cost of revenues earned           (6,510,749)      (2,810,661)      ( 9,321,410)
--------------------------------------------------------------------------------
Gross margins                      2,533,176       1,211,812          3,744,988
Expenses                          (2,116,828)     (1,157,243)        (3,274,071)
--------------------------------------------------------------------------------
Income before income taxes       $   416,348     $    54,569       $    470,917
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

REVENUES EARNED

Revenues for the three and nine months ending February 29, 2004, increased approximately 26% and 1% as compared to the same period through February 28, 2003. The overall increase for the three months ending February 29, 2004, is primarily a result of higher Electrical Tower revenues versus prior year. In estimating the ultimate profitability on Wireless Antenna Services, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. These amounts are recorded at their net realizable value when realization is probable and can be reasonably estimated.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ending February 29, 2004, as compared to February 28, 2003, increased 4.8%. This is primarily due to lower margin sales during the winter months. For the nine months ending February 29, 2004, the cost of revenues earned decreased 3.5% due to increased margins in service and wireless antenna revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately 2.9% for the three months ending February 29, 2004, as compared to February 28, 2003. For the nine months ending February 29, 2004, expenses decreased 4.4%. Increases for the three months ending February 29, 2004, are attributed to an increase in promotion expense and bonuses paid. The decrease for the nine months ending February 29, 2004, is due to a continued focus on overhead cost control.

NET PROFIT

The net income for the three and nine months ended February 29, 2004, was consistent with expectations. The profit can be attributed to increased margins and tighter cost controls.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $516,514 for the nine months ended February 29, 2004, from February 28, 2003. Our ratio of current assets to current liabilities for the nine months ending February 29, 2004, was 2.86, as compared to a ratio of 2.63 in February 28, 2003. Compared to February 28, 2003, our cash balance for the nine months ending February 29, 2004, decreased by $471,153, our accounts receivable increased by $578,546 and our accounts payable increased by $284,531. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no outstanding balance on our line of credit. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings


1. A former employee filed a charge of discrimination with the Equal Employment Opportunity Commission against the Company in December 2003, alleging that she was discriminated against, in violation of the Americans With Disabilities Act of 1990 and the Florida Civil Rights Act. To avoid the legal cost of defending ourselves we settled the suit outside the courts. In this settlement agreement, we denied any and all liability for any and all claims brought on by the former employee.

2. On December 26, 2003, we terminated our contract with Siemens for the installation of a fire alarm system at a major Miami Beach hotel due to a material breech of the contract by Siemens. We provided seven days notice in accordance with the contract. Upon receiving no response, we terminated the contract. Based on this breach by Siemens, we will seek damages. Siemens later notified us that they considered our termination a breach of the agreement. Siemens has made a claim against the payment and performance bond, provided by us in accordance with the contract, for the completion of the project. We believe that Siemens claim is without merit. We have provided an indemnification to the bonding company. We intend to defend this action as we pursue our claim against Siemens. There is no assurance that we will prevail in our claim for damages against Siemens. Should Siemens prevail in their allegations that we breeched the contract, we would be responsible to the bonding company for the completion of this project and all associated costs. We have not made any allowances for damages that we might recover in the claims court from Siemens nor have we made any allowances in the financial statements for any losses that could occur should Siemens prevail on their claim against the bonding company and Edd Helms Group, Inc. We will be responsible for the legal fees, which could be significant, to defend ourselves, the bonding company and officers who have personal indemnification.

Item 2. Changes in Securities

During the quarter ended February 29, 2004, there were no changes.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)
32.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDD HELMS GROUP, INC.
                                          -----------------------
                                          (Registrant)

Date: April 19, 2004                     /s/  W. Edd Helms, Jr.
      --------------                     ----------------------
                                          W. EDD HELMS, JR. PRESIDENT, CHIEF
                                          EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                          OFFICER

Exhibit 31.1

CERTIFICATION


I, W. Edd Helms, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Edd Helms Group, Inc. and Subsidiaries;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: April 19, 2004             /s/  W. Edd Helms, Jr.
      ----------------             ----------------------
                                   W. Edd Helms, Jr., President and Chief
                                   Executive Officer and Chief Financial Officer

EXHIBIT 32.1


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         PURSUANT TO 18 U.S.C. SS 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on form 10-QSB of Edd Helms Group, Inc. and Subsidiaries (the "Company") for the quarter ended February 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Edd Helms, Jr., President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

      (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: April 19, 2004                /s/  W. Edd Helms, Jr.
      ----------------        ----------------------
                                            W. Edd Helms, Jr., President, Chief
                                            Executive Officer and Chief
                                            Financial Officer