Form 10KSB
period 2004-05-31
EDD HELMS GROUP INC
filed 2005-03-25
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year ended May 31, 2004

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
     (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or origination)              Identification No.)

   17850 N.E. 5th Avenue, Miami, Florida                  33162-1008
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (305) 651-5176

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

       None                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $16,168,152.

The aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 2, 2005, was $281,295 (1,125,178 shares at an average bid price of $.25 per share).

There were 12,574,896 shares outstanding of the issuer's common stock, $.01 par value, as of March 2, 2005.

                     EDD HELMS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
--------                                                                   ----
  Item 1.   Description of Business.                                          4
  Item 2.   Description of Property.                                         11
  Item 3.   Legal Proceedings.                                               11
  Item 4.   Submission of Matters to a Vote of Security Holders.             12

PART II
--------
  Item 5.   Market for Common Equity and Related Stockholder Matters.        12
  Item 6.   Management's Discussion and Analysis or Plan of Operation.       12
  Item 7.   Financial Statements.                                            17
  Item 8.   Change in and Disagreements With Accountants on Accounting and
              Financial Disclosure.                                          35
  Item 8A.  Controls and Procedures.                                         35
  Item 8B.  Other Information.                                               35

PART III
--------
  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.             36
  Item 10.  Executive Compensation.                                          37
  Item 11.  Security Ownership of Certain Beneficial Owners, Management and
              Stockholder Related Matters.                                   39
  Item 12.  Certain Relationships and Related Transactions.                  38
  Item 13.  Exhibits.                                                        41
  Item 14.  Principal Accountant Fees and Services.                          41

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

Item 1. Description of Business.

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

          Edd Helms Air Conditioning, Inc.,
          Edd Helms Marine Air Conditioning and Refrigeration, LLC, and DataTelcom, Inc.

Edd Helms Group, Inc., is a diversified services company with specific disciplines of service in the areas of:

          Electrical,
          Air conditioning,
          Data communications,
          Wireless,
          Marine air conditioning and refrigeration, and,

Although the primary focus of our core business is service, we regularly perform design-build projects. We also service the convention and exhibition services industry with our skilled labor force and a large inventory of temporary equipment. During the year, we employed over one hundred-thirty employees and operated approximately fifty service vehicles, each radio equipped for peak efficiency in providing our services to our customer base.

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

Wireless

Our wireless division provides services to the communication industry.
During the past year, we completed cellular installations for AT&T, Cingular and Metro PSC. We operate our tower subsidiary under the name of Datatelcom, Inc. The work is performed by our own employees and with outside subcontractors.

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

Edd Helms Group has been a major trade show electrical provider in the South Florida area for the past twenty years. We have a full-time marketing person to further develop our presence in the trade show arena. With South Florida being a major hub for tourism, we expect our sales in the trade show arena to continue to grow over the next five years.

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

The equipment required for a trade show electrical exhibition provider is extensive and requires continuous maintenance and annual safety certification. We own a large inventory of trade show equipment that is maintained and stored at our main warehouse and storage facilities. We believe that this specialized equipment has a value substantially in excess of that reflected in our books.

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

Air Conditioning and Refrigeration

We provide a broad variety of maintenance, repair, and replacement services to both residential and commercial customers. Most of our air conditioning and refrigeration efforts are in the service, retrofit, and design build markets. Our services include preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs, and the replacement (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as result of an emergency repair request) of HVAC systems and associated parts. We also provide certain specialized services and technical facilities managementservices to commercial building owners or building managers. In connection with both new installation business and maintenance, repair and replacement services, we sell a wide range of HVAC equipment, parts and supplies. We use specialized systems to log service orders, schedule service calls, identify and ready the necessary repair parts or equipment, track the work order, and provide information for communication with the service technicians and customers. Service histories and specific product information are generally accessible to the dispatcher in a database that may be searched by customer name or address. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Prior to employment, we make an assessment of the technical competence level of all potential new employees, confirm background references and conduct criminal and driving record checks. In addition, all employees are subject to drug testing. Once hired, employees are required to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow our safety practices and other internal policies. Both technical and customer service personnel are given intensive training in customer communication, sales and problem-solving skills.

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

Expenditures related to environmental matters during the fiscal years ended May 31, 2004 and 2003, were not material. We do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations.

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

Employees

As of May 31, 2004, we had approximately 117 employees. Approximately fifty of these employees are electrical technicians and another thirty are air conditioning technicians. We have thirty-seven employees who fill administrative, sales and management roles. We believe that our relations with our employees are good. We are signatory to various collective bargaining agreements with local unions representing approximately 75% of our employees. None of these collective bargaining agreements are nationwide or regional in scope.

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

Item 2. Description of Property.

We lease approximately 32,000 square feet for the warehousing, distribution and executive offices at a total annual cost of approximately $305,462, including sales tax. A large majority of the leased property is owned by a partnership of which Carol Helms and W. Edd Helms, Jr., are the sole owners. W. Edd Helms is an officer and director and the owner of approximately 80% of our common stock and is related to some of our other officers and directors. We believe that these facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities located at the Miami-Dade/Broward county line.

Item 3.  Legal Proceedings.

The Company is engaged in litigation with Siemen's Building Technologies, Inc., Edd Helms Group, Inc. v. Siemens Building Technologies, Case No. 04-8784 CA 08, Circuit Court in and for Miami-Dade County, Florida. The proceeding commenced on April 16, 2004, when the Company filed suit against Siemens for breach of contract. The Company sued Siemens for material breach of contract in failing to provide necessary drawings for the complete performance work of the contract for fire alarm installations. Siemens has filed a counter claim against the Company and its surety, which in turn, has filed an action against the Company for indemnification under the Bond, should the surety be held liable. The Company is suing for damages in excess of $1 million. The counter claim has not been quantified but is assumed to exceed $500,000.

The Company is engaged in litigation with Cameron Baird, Cameron Baird v. Edd Helms Group, Inc. d/b/a Edd Helms Electric, Case No. 01-10407 (08), Circuit Court in and for Broward County, Florida. The proceeding commenced on June 14, 2001. A judgment of $40,000.00 was awarded against the Company. The Plaintiff's attorney has filed a request for fees and a hearing on fees is scheduled on April 13, 2005. The Company has filed an appeal in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters have been submitted during the year for vote.

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no established public trading market for our common stock. In order to obtain bid quotations for our common stock, it is necessary to contact certain broker/dealers, if any, who make a market in our common stock. We are not aware of any such broker/dealers. Our NASDAQ trading symbol is EDDH.

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask price for our common stock from June 1, 2002, through May 31, 2004. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. The following information for the fiscal years ended May 31, 2004 and 2003 was obtained from the NASDAQ historical data service.

                                                            Year Ended
                                                   May 31, 2004     May 31, 2003
                                                      High Low        High  Low
                                                    -----------      -----------
          First Quarter                            $ .16  $.16      $ .25  $.17
          Second Quarter                           $ .23  $.23      $ .22  $.18
          Third Quarter                            $ .21  $.21      $ .26  $.19
          Fourth Quarter                           $ .23  $.23      $ .22  $.16

On May 31, 2004, there were approximately 437 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

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

Results of Operations, May 31, 2004, Compared to Year Ended May 31, 2003

Revenues Earned

Revenues decreased approximately $611,208 or 3.6% to $16.168 million for the fiscal year ended May 31, 2004, from $16.779 million for the fiscal year ended May 31, 2003. In light of the economic conditions, the slight decrease is proportional.

Costs of Revenues Earned

Cost of revenues was $11.935 million or 74% of revenues earned, for the year ended May 31, 2004, as compared with $12.463 million or 74% of revenues earned for the year ended May 31, 2003. Our gross profit margin as a percentage of revenues earned for the years 2004 and 2003 was 26%.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the year ended May 31, 2004 were $4,697,553 or 29% of revenues earned, as compared with $4,653,153 or 28% of revenues earned for the year ended May 31, 2003. Overhead increased slightly due to an increase in healthcare and liability insurance cost.

Loss From Continuing Operations Before Income Taxes (Credits)

Loss from continuing operations before income taxes increased approximately $229,079 to ($397,782) as compared to the fiscal year ended May 31, 2003. This increased loss can be attributed to the 3.6% decrease in sales and an increase in selling, general and administrative costs.

Provision for Income Taxes (Credits)

We follow Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. That statement focuses on the balance sheet and on calculating deferred tax assets and liabilities. Deferred income tax expense (and our provision for income taxes (credits)) is the difference between the deferred tax balance sheet accounts at the beginning and end of each period. For the year ended May 31, 2004 our tax benefit was $133,234 as compared to $56,818 for year ended May 31, 2003.

Liquidity and Capital Resources

As of May 31, 2004, we had cash, cash equivalents and securities available for sale totaling approximately $337,255 compared with $856,903 as of May 31, 2003. Working capital decreased to $2.991 million at May 31, 2004, compared to $3.210 million in the prior year. Our ratio of current assets to current liabilities was 2.68 to 1 as of May 31, 2004, compared to 2.67 to 1 in the prior year. During fiscal 2004, our cash decreased by approximately $519,649. Cash was used to purchase additional vehicles, continue paying notes on existing vehicles, leasehold improvements, and upgrading our systems software and hardware. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was used during the year. We expect to use our credit line as it may be needed from time to time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

Effects of Inflation

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2004.

Results of Operations, May 31, 2003, Compared to Year Ended May 31, 2002

Revenues Earned

Revenues decreased approximately $7.7 million or 32% to $16.8 million for the fiscal year ended May 31, 2003, from $24.5 million for the fiscal year ended May 31, 2002. This decrease can be attributed to the completion of a major project, which was completed in February 2002, which has not been replaced with another major project. Revenues were also adversely impacted by the national economy.

Costs of Revenues Earned

Cost of revenues was $12.5 million or 74% of revenues earned, for the year ended May 31, 2003, as compared with $17.8 million or 73% of revenues earned for the year ended May 31, 2002. Our gross profit margin as a percentage of revenues earned for the years 2003, and 2002 were 26% and 27%, respectively. The decrease in gross margin, as a percentage of revenues earned, is primarily related to a more competitive market in light of the economic conditions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the year ended May 31, 2003, were $4,653,153 or 28% of revenues earned, as compared with $5,057,298 or 21% of revenues earned for the year ended May 31, 2002. The decrease in these expenses was a result of reductions in expenses which were made throughout the year as the company experienced lower sales due to the completion of a major project and the impact of the national economy. Some positions were eliminated along with infrastructure expenses that supported these positions.

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

Provision for Income Taxes (Credits)

We follow Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. That statement focuses on the balance sheet and on calculating deferred tax assets and liabilities. Deferred income tax expense (and our provision for income taxes (credits)) is the difference between the deferred tax balance sheet accounts at the beginning and end of each period. For the year ended May 31, 2003, our tax benefit was $56,818 compared to income taxes of $687,877 for year ended May 31, 2002. We paid no income taxes in the year ending May 31, 2002, due to large income tax net operating loss carryforwards. We had previously recorded the deferred tax effects of these loss carryforwards in the fiscal year ended May 31, 2001, when it became more likely than not (a likelihood of more than 50 percent) that we would be able to offset future income with these carryforwards.

Liquidity and Capital Resources

As of May 31, 2003, we had cash, cash equivalents and securities available for sale totaling approximately $856,000 compared with $1.4 million as of May 31, 2002. Working capital decreased slightly to $3.1 million at May 31, 2003, as compared to $3.2 million in the prior year. Our ratio of current assets to current liabilities was 2.6 to 1 as of May 31, 2003, compared to 1.8 to 1 in the prior year. During fiscal 2003, our net cash provided by operations decreased approximately $1.1 million. Cash was used to purchase additional vehicles, continuing the upgrade of our fleet of service vehicles, upgrading our software and hardware and upgrading of our trade show equipment. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was not used during the year ended May 31, 2003.

Effects of Inflation

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2004.

Item 7. Financial Statements

                     C O N T E N T S

                                                                       Page
                                                                       -----
Report of Independent Registered Accounting Firm                        18

Consolidated Financial Statements

   Consolidated Balance Sheets                                          19

   Consolidated Statements of Operations and
    Comprehensive Income                                                20

   Consolidated Statements of Cash Flows                                21

   Consolidated Statements of Stockholders' Equity                      22

Notes to Consolidated Financial Statements                            23 to 34

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                          Miami, Florida  33156-7578
A Professional Association                            Telephone   (305) 274-1366
                                                      Facsimile   (305) 274-1368
                                                      E-mail      info@uscpa.com
                                                      Internet     www.uscpa.com

                 REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ Dohan and Company CPA's

Miami, Florida
January 30, 2005

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
  - Private Companies and SEC Practice Sections
National and World-wide Associations through
  AGI - Accounting Group International

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                  2004            2003
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                         $     337,254     $   856,903
Available-for-sale equity security                          839            -
Accounts receivable, less allowance for doubtful
  accounts of $182,694 and $151,596                     083,360       2,297,527
Due from employees                                        6,821           5,482
Other receivables                                        77,814         105,221
Deferred contract costs                                    -            139,512
Costs and estimated earnings in excess of billings
  on uncompleted contracts                              488,569         441,505
Inventories                                           1,027,843         698,321
Prepaid expenses                                        291,292         249,946
Deferred income tax asset                               452,819         338,951
--------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                            4,766,612       5,133,368
PROPERTY AND EQUIPMENT, NET                             993,904       1,136,036
GOODWILL, NET                                           143,866         143,866
OTHER ASSETS                                             27,627          14,575
--------------------------------------------------------------------------------
      TOTAL ASSETS                                 $  5,932,008   $   6,427,845
================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt               $    151,296   $     237,809
Current obligations under capital leases                 17,047          21,317
Accounts payable                                        808,391         926,389
Accrued liabilities                                     416,313         373,744
Deferred revenue                                        129,822         217,336
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      253,227         146,455
--------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                       1,776,096       1,923,050
DEFERRED INCOME TAX LIABILITY                           173,802         193,169
LONG-TERM DEBT                                           72,050         119,969
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                 -             17,047
--------------------------------------------------------------------------------
      TOTAL LIABILITIES                               2,021,948       2,253,235
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 10, 13 AND 15) STOCKHOLDERS' EQUITY Common stock;$.01 par value; 20,000,000 shares authorized; 12,661,358 shares issued;
  12,574,896 shares outstanding                         126,614         126,614
Additional paid-in capital                              208,182         208,182
Retained earnings                                     3,669,307       3,933,857
Treasury stock                                          (23,345)        (23,345)
Unrealized loss on available-for-sale equity security   (70,698)        (70,698)
--------------------------------------------------------------------------------

      TOTAL STOCKHOLDERS' EQUITY                      3,910,060       4,174,610
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   5,932,008   $   6,427,845
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended May 31,                              2004            2003
--------------------------------------------------------------------------------
REVENUES EARNED                                   $ 16,168,152    $  16,779,360
COST OF REVENUES EARNED                             11,935,153       12,463,029
--------------------------------------------------------------------------------
      GROSS PROFIT                                   4,232,999        4,316,331
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         4,697,553        4,653,153
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS BEFORE OTHER INCOME AND
  EXPENSES AND INCOME TAX CREDITS                     (464,554)        (336,822)
--------------------------------------------------------------------------------
INTEREST INCOME                                          1,962            5,039
OTHER INCOME                                            90,085          178,161
INTEREST EXPENSE                                       (12,694)         (15,081)
LOSS ON SALES OF EQUIPMENT                             (12,581)
--------------------------------------------------------------------------------
      TOTAL OTHER INCOME AND EXPENSES                   66,772          168,119
--------------------------------------------------------------------------------
LOSS INCOME FROM OPERATIONS BEFORE
  INCOME TAX CREDITS                                  (397,782)        (168,703)
PROVISION FOR INCOME TAX CREDITS                       133,234           56,818
--------------------------------------------------------------------------------
NET LOSS                                              (264,549)        (111,885)
UNREALIZED HOLDING LOSSES ON SECURITIES
 ARISING DURING THE PERIOD, NET                           -                (784)
--------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                   $(264,549)   $    (112,669)
================================================================================
NET LOSS PER SHARE
                            - BASIC               $      (0.02)   $       (0.01)
                            - DILUTED             $      (0.02)   $       (0.01)
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         12,574,896       12,574,896
                                    - DILUTED       12,574,896       12,574,896
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31,                              2004            2003
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from operations                        $   (264,549)   $    (111,885)
--------------------------------------------------------------------------------
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation and amortization                          438,746          473,100
Deferred income taxes                                 (133,234)         (56,817)
Provision for bad debts                                 31,098          (65,192)
Change in assets (increase) decrease:
 Accounts receivable                                   183,069          106,161
 Due from employees                                     (1,339)           7,254
 Other receivables                                      27,407         (105,221)
 Deferred contract costs                               139,513        1,665,313
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                            (47,064)        (166,819)
 Inventories                                          (329,523)           4,144
 Prepaid expenses                                      (41,347)        (113,891)
 Other assets                                          (13,890)          11,847
Change in liabilities increase (decrease):
 Accounts payable                                     (118,002)        (410,331)
 Accrued liabilities                                    42,569         (507,896)
 Deferred revenue                                      (87,514)        (706,997)
 Billings in excess of costs and
  estimated earnings on uncompleted contracts          106,772         (204,657)
--------------------------------------------------------------------------------
Total adjustments                                      197,261          (70,002)
--------------------------------------------------------------------------------
Net cash used for operating activities                 (67,288)        (181,887)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of capitalized lease obligations              (23,073)         (21,018)
 Proceeds from credit line                             500,000             -
 Repayment of credit line                             (500,000)            -
 Proceeds from notes payable                            53,645         (163,576)
 Payments on notes payable                            (186,320)        (220,584)
--------------------------------------------------------------------------------
Net cash used for financing activities                (155,748)        (405,178)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                   (296,613)         (29,819)
 Proceeds on sales of assets                              -              33,517
--------------------------------------------------------------------------------
Net cash used for investing activities                (296,613)           3,698
--------------------------------------------------------------------------------
DECREASE IN CASH                                      (519,649)        (583,367)
CASH, beginning of year                                856,903        1,440,270

CASH, end of year                                 $    337,254    $     856,903
================================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Interest paid                                     $     12,694    $      15,081
Interest received                                 $      1,962    $       5,039
Income taxes paid                                 $        -      $         -
New capital lease obligations                                     $      32,496
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended May 31, 2004 and 2003

                        Additional
          Common Stock    Paid-in   Retained Treasury Stock  Unrealized
          Shares   Amount  Capital   Earnings Shares  Amount  Loss on     Total
                                                           Available-for
                                                            -Sale Equity
                                                              Security
--------------------------------------------------------------------------------
May 31, 2002
     12,661,358 $126,614 $208,182 $4,045,742  86,462($23,345)($69,914)$4,287,279

Unrealized
loss on equity
security    -        -        -          -      -       -        (784)     (784)

Net loss  -       -        -        (111,885)   -       -        -     (111,885)

--------------------------------------------------------------------------------
May 31, 2003

     12,661,358 $126,614 $208,182 $3,933,857  86,462($23,345)($70,698)$4,174,610

--------------------------------------------------------------------------------
May 31, 2004

Net Loss  -       -        -        (264,549)   -       -        -     (264,549)

     12,661,358 $126,614 $208,182 $3,669,308  86,462($23,345)($70,698)$3,910,062

================================================================================
See accompanying notes

Edd Helms Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business

Nature of Operations - Edd Helms Group, Inc. is a Florida corporation and has two reportable segments. The electrical segment has provided electrical service, repair, and maintenance of commercial and residential facilities in the South Florida area since 1975. Additionally, they provide services related to wireless antenna contracts. The air conditioning segment derives the majority of its business activity from its service, repair and maintenance of commercial and residential air conditioning systems, including marine applications in the South Florida area.

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

Amortization - Goodwill was previously amortized using the straight-line method. Goodwill recognized as a result of the merger on July 1999, was being amortized over five years. Goodwill representing the acquisition of a communications business, acquired during 1999, was being amortized over fifteen years. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Based on the initial impairment test on June 1, 2002, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. The Company performed the impairment test on goodwill as of May 31, 2004, and determined that goodwill was not impaired.

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

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains sweep accounts utilizing nightly repurchase accounts which are uninsured by the Federal Deposit Insurance Corporation. At May 31, 2004, the Company's balances in these sweep accounts totaled $212,076. At May 31, 2004, the Company's uninsured cash and sweep balances total $374,017.

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

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2004 and 2003, amounted to $524,853 and $497,138, respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic and Diluted Net Loss Per Share - Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The 400,000 available stock options at May 31, 2004 and 2003, were anti-dilutive and therefore excluded from net loss per share calculations.

In January 2003, FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities is required in financial statements for periods ending after March 15, 2004.

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

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


The adoption of these new pronouncements did not or is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Note 3. Available-for-Sale Equity Security

Gross unrealized losses on the available-for-sale security at May 31, 2004, was $70,698.

Note 4. Accounts Receivable

Accounts receivable consisted of the following:
                                                        2004            2003
                                                    ------------    ------------
Contracts completed and in progress - billed        $  1,333,375    $ 1,982,759
Contracts completed and in progress - unbilled           791,919        321,394
Retention                                                140,760        144,970
Allowance for doubtful accounts                         (182,694)      (151,596)
                                                    ------------    -----------
                                                    $  2,083,360    $ 2,297,527
                                                    ============    ============

Note 5.  Other receivables

Other receivables consists of refundable amounts due from general liability and workers' compensation insurance carriers based on audits of the premiums paid during the policy periods ending May 31, 2004 and December 1, 2003.

Note 6. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                                                        2004            2003
                                                    ------------    -----------
Billings on uncompleted contracts                   $  3,793,068    $ 2,834,252
                                                    ------------    -----------
Costs incurred on uncompleted contracts            (   3,382,811)  (  2,570,638)
Estimated earnings on uncompleted contracts        (     758,614)  (    558,664)
                                                    ------------    -----------
Total costs and estimated earnings on
  uncompleted contracts                            (   4,141,425)  (  3,129,302)
                                                    ------------    -----------
                                                    $   (348,357)   $  (295,050)
                                                    ============    ===========

These amounts are included in the accompanying consolidated balance sheets as follows:
                                                         2004           2003
                                                    ------------    ------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                ($    253,227)  ($   146,455)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                   488,569        441,505
                                                    ------------    -----------
                                                    $    235,342    $   295,050
                                                    ============    ===========

Note 7. Property and Equipment

Property and equipment consisted of the following:
                                                         2004           2003
                                                    ------------    ------------
Transportation equipment                            $ 1,917,908     $ 2,035,849
Machinery and equipment                                 577,830         696,229
Furniture and fixtures                                   55,964          66,592
Computer equipment and software                         466,074         598,610
Leasehold improvements                                  210,370         132,911
                                                    -----------     -----------
                                                      3,228,146       3,530,191
Accumulated depreciation                           (  2,234,242)   (  2,394,155)
                                                    -----------     -----------
Property and equipment, less
  accumulated depreciation                          $   993,904       1,136,036
                                                    ===========     ===========

Depreciation expense for the years ending May 31, 2004 and 2003, amounted to $438,746 and $473,100, respectively, and is included in costs of revenues earned and selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

Note 8. Income Taxes

The provisions for income taxes are summarized as follows:
                                                         2004           2003
                                                     ------------   ------------
Current tax, net of utilization of net operating loss carryforwards:

Federal                                              $     -        $      -
State                                                      -               -
                                                     ----------     -----------
 Total current tax                                         -               -
                                                     ----------     -----------

Deferred tax, net of utilization of net operating loss carryforwards:

Federal                                                (120,671)        (48,864)
State                                                   (12,563)         (7,954)
                                                     ----------     -----------
Total deferred tax                                     (133,234)        (56,818)
                                                     ----------     -----------
Total income taxes                                   $ (133,234)    $   (56,818)
                                                     ==========     ===========

The Company files consolidated income tax returns with its two wholly-owned corporate subsidiaries. Deferred income taxes and benefits for 2004 and 2003 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 37.63% in both years) that the changes in those temporary differences had on the provision for deferred tax expense are as follows:

                                                         2004           2003
                                                     ------------   ------------
Deferred tax asset:
Accrued officers' salaries                           $      3,264   $      -
Allowance for bad debts                                    68,748        57,046
Full absorption cost method                                45,353        36,199
Net operating loss carryforward                           335,454       245,706
                                                     ------------   -----------
Total deferred tax asset                                  452,819       338,951
                                                     ------------   -----------

Deferred tax liability:
Depreciation                                         (    151,147) (    170,514)
Amortization                                         (     22,655) (     22,655)
                                                      -----------   -----------
Total deferred tax liability                         (    173,802) (    193,169)
                                                      -----------   -----------

Net deferred tax asset                                $   279,017   $   145,782
                                                      ===========   ===========

The amounts have been presented in the Company's financial statements as follows:
                                                         2004           2003
                                                     ------------   ------------
Current deferred tax asset                           $    452,819   $   338,951
Non-current deferred tax liability                  (     173,802) (    193,169)
                                                     ------------   -----------
Net deferred tax asset                               $    279,017   $   145,782
                                                     ============   ===========

The net operating loss carryforwards at May 31, 2004 and 2003, were $891,453 and $652,953 respectively. The federal loss carryforward expires in the tax year 2042.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the entire deferred tax benefit will be recognized in future years. Therefore, no valuation allowance has been established.

Note 9. Employee Benefit Plans

Employee Stock Ownership Plan and Deferred Compensation Profit Sharing Plan - The Company has a qualified employee stock ownership plan (ESOP), and a deferred compensation profit sharing plan (401K) under Sections 401 and 401K of the Internal Revenue Code, covering substantially all full-time employees. Contributions to the plans are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. No contribution was made to either plan for 2004 or 2003. All employee benefit plan administrative expenses are paid at the option of the Company.

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

Non-Qualified Stock Option Plan - In May of 2004, the shareholders approved a non-qualified stock option plan. The maximum aggregate number of common shares which may be optioned and sold pursuant to the plan is 250,000. The option price is the fair market value of the common shares at the date of grant. No option is exercisable after five years from the date of grant. Options were granted to two directors of the Company in the amount of 10,000 each, while 230,000 shares remain available for future grants under the plan.

Note 10. Related Party Transactions

The Company leases its facilities under a three-year operating lease expiring September 2005 from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from unrelated parties. The leases provide for monthly payments of $21,643 including applicable taxes. Rent expense under these leases totaled $259,720 and $248,823 for the years ended May 31, 2004 and 2003, respectively. Additionally, the lease for the Marine division of the Air Conditioning business unit expired in September 12, 2003 for the Fort Lauderdale warehouse facility at a monthly payment of $1,749. A new lease was entered into for a new facility in the same general area at a monthly payment of $4,742. The leased facility contained two warehouses, of which one of the warehouses was subleased for a monthly payment of $2,392. Future minimum rental payments required under the affiliated ownership operating leases subsequent to the year ended May 31, are as follows:

              2005                         259,720
              2006                          86,573
                                       -----------
                                       $   346,293
                                       ===========

Note 11. Long-Term Debt

Notes payable consisted of the following:
                                                         2004           2003
                                                     ------------   ------------
Bank notes, payable in monthly installments
  totaling $22,110, bearing interest at
  rates varying from 0.0% to 10.5%,secured by
  transportation equipment, maturing at various
  dates through 2008.                                 $   223,346    $  346,672

Note payable to bank with interest payable monthly
  at prime plus 1%, payment of $1,667 maturing in
  December 2003, collateralized by computer equipment
  and personally guaranteed by principal shareholders        -           10,000

Unsecured note payable to vendor with monthly
installments of $282, bearing interest at a rate
of 8.8%, maturing September 2003                             -            1,106
                                                     -----------    -----------
                                                         223,346        357,778
Current maturities of long-term debt                (    151,296)  (    237,809)
                                                     -----------    -----------
Long-term debt                                       $    72,050    $   119,969
                                                     ===========    ===========

Aggregate maturities of notes payable for the years subsequent to the year-ended May 31, 2003 are as follows:

                  2005                               $ 151,296
                  2006                               $  37,899
                  2007                               $  19,410
                  2008                               $  14,741
                                                     ---------
                                                     $ 223,346
                                                     =========

Interest expense on notes payable amounted to $9,922 and $10,029 for the years ended May 31, 2004 and 2003.

Note 12. Credit Arrangement

The Company has a line of credit with a bank for advances up to $500,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs. Certain information regarding the credit arrangement as of May 31, 2004, is summarized as follows:

Maximum amount of borrowing outstanding, at any month end $ 500,000 Minimum amount of borrowing outstanding at any month end $ -

Interest expense related to this credit arrangement amounted to $2,450 for the year ended May 31, 2004. There was no interest paid in 2003.

Note 13. Capital Lease Obligations

Capital lease obligations consisted of the following:
                                                         2004           2003
                                                     ------------   ------------
Lease payments, payable in monthly installments
of $1,483 inclusive of imputed interest at rates
varying from 8.55% to 16.63% maturing in 2005        $     17,047   $    38,364

Current obligations under capital lease             (      17,047) (     21,317)
                                                     ------------   -----------
Long-term obligations under capital lease            $          0   $    17,047
                                                     ============   ===========

Future minimum lease payments under capital lease for the years ended subsequent to May 31, are as follows:

                    2005                              $  17,047
                                                      ---------
                                                         17,047
Amount representing interest                         (    1,629)
                                                      ---------
Present value of future minimum lease payments        $  15,418
                                                      =========

Interest expense recorded on capital lease obligations amounted to $3,129 and $5,862 for the years ended May 31, 2004 and 2003, respectively, and are included in other income and expenses.

Note 14. Accrued Liabilities

Accrued liabilities consisted of the following:
                                                         2004           2003
                                                     ------------   ------------

Compensation, related taxes, and benefits            $    218,345   $   308,003
Professional fees                                          80,000        60,000
Other, including accrued claims                           117,968         5,741
                                                     ------------   -----------
                                                     $    416,313   $   373,744
                                                     ============   ===========

Note 15.  Commitments and Contingencies

Operating Leases - The Company also leases various office equipment under non-cancelable leases expiring at various dates through September 2006. Rent expense under these operating leases was $31,246 in the current year and is included in selling, general, and administrative expenses.

In addition, the Company leases several automobiles. The leases have monthly payments ranging from $468 to $744. Lease payments totaled $31,246 and $57,264 for the years ended May 31, 2004 and 2003, respectively. Future minimum lease payments under all operating leases for years subsequent to May 31, 2004 are as follows:
                           2005                                  22,520
                           2006                                     585
                                                             ----------
                                                             $   23,105
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

                                            Air
Year ended May 31, 2004   Electric    Conditioning    Unallocated       Total
--------------------------------------------------------------------------------
Revenues earned -
  External customers     $11,004,154  $ 5,163,998     $      -     $ 16,168,152

  Intersegment                81,912      169,585            -          251,497
--------------------------------------------------------------------------------
Total revenues earned    $11,086,066  $ 5,333,583     $      -     $ 16,419,649
================================================================================
Gross margins            $ 2,791,202  $ 1,441,797     $      -     $  4,232,999
================================================================================
Operating earnings (loss)$  (241,680) $  (156,102)    $      -     $   (397,782)
================================================================================
Depreciation and
 amortization            $   325,122  $   113,624     $      -     $    438,746
================================================================================
Interest expense         $     8,564  $     4,130     $      -     $     12,694
================================================================================
Total assets             $ 3,091,046  $ 1,543,614     $ 1,297,348  $  5,932,008
================================================================================
Capital expenditures     $   132,611  $    75,577     $   101,006  $    309,194
================================================================================

                                            Air
Year ended May 31, 2003   Electric    Conditioning    Unallocated       Total
--------------------------------------------------------------------------------
Revenues earned -
  External customers     $11,958,715  $ 4,820,645     $      -     $ 16,779,360

  Intersegment                61,180       23,691            -           84,871
--------------------------------------------------------------------------------
Total revenues earned    $12,019,895  $ 4,844,336     $      -     $ 16,864,231
================================================================================
Gross margins            $ 3,145,168  $ 1,171,163     $      -     $  4,316,331
================================================================================
Operating earnings (loss)$    36,749  $  (205,452)    $      -     $   (168,703)
================================================================================
Depreciation and
 amortization            $   354,285  $   118,815     $      -     $    473,100
================================================================================
Interest expense         $    10,319  $     4,762     $      -     $     15,081
================================================================================
Total assets             $ 3,566,979  $ 1,423,024     $ 1,437,842  $  6,427,845
================================================================================
Capital expenditures     $    51,867  $    70,648     $    28,598  $    151,113
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

The Company entered into a reciprocal trade agreement which provided advertising services in exchange for electrical and air conditioning services at a ratio of
1.5 times gross billing amount. Barter revenue for year ended May 31, 2004, was zero, as compared to $129,818 for the year ended May 31, 2003. Revenue in excess of advertising used for the period is carried as a prepaid expense while advertising used in excess of revenue is carried as accounts payable. At May 31, 2004 there was no prepaid advertising. At May 31, 2003, there was an advertising payable of $25,980. No barter transaction occurred during the year ending May 31, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal years covered by this report, we did not have a change in or a disagreement with our accountants. We initially appointed Dohan and Company, Certified Public Accountants, as our auditors in 1997.

Item 8A.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended May 31, 2004.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B.  Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                    With Sections 16(a) of the Exchange Act.

Rules promulgated by the Securities and Exchange Commission govern the reporting of securities transactions by directors, executive officers and holders of 10% or more of our common stock. Based solely upon our review of copies of reports filed with the SEC and received by us, we believe that our directors and executive officers have filed all required reports during the year-ended May 31, 2004.

Our directors and executive officers are as follows:

Director
Name                 Since         Age      Position
-----                -----         ---      --------
W. Edd Helms, Jr.    1985           58      Chairman of the Board of
                                            Directors, President and
                                            Chief Executive Officer

L. Wade Helms        1986           47      Executive Vice President, Secretary,
                                            Treasurer and Director

Joseph M. Komarmy    1984           57      Vice President and Director

Walter Revell**      2002           69      Independent Director

Edward McCarthy*     2002           60      Independent Director

* Designates member of the audit and compensation committees of the Board of Directors.

** Designated as a financial expert and member of the audit and compensation committees of the Board of Directors

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
Principal                 Annual Stock                        Payouts comp.(inc.
Position                  Comp   Awards                                cars)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

W. Edd Helms, 2004 $250,000                                             $  -
Jr.           2003 $250,000                                             $ 3,277
              2002 $255,000                                             $12,558
President and
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

L. Wade Helms 2004 $95,004  $ 3,000                                     $21,122
              2003 $95,004  $30,000 $12,500        200,000              $13,702
Exec. Vice    2002 $98,104                                              $14,757
President
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Joseph M.     2004 $106,121 $ 3,000                                     $24,561
Komarmy       2003 $106,121 $30,000 $12,500                             $15,341
              2002 $110,662                        200,000              $14,182
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

(7) The ESOP was adopted by Edd Helms, Incorporated on May 15, 1995, and at the time of the merger was funded with 638 shares of the common stock of Edd Helms, Incorporated. As a result of the merger with Hotelecopy, the ESOP received 1,378,781 of our shares of common stock. Since the merger, 188,642 shares have been distributed from the ESOP so that as of May 31, 2002, the ESOP held 1,190,139 shares. On July 15, 2002, 23,084 shares were distributed from the ESOP, so that as of May 31, 2004 the ESOP holds 1,167,055 shares.

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


Item 14. Principal Accountant Fees and Services

Audit Fees

Dohan and Company, CPA's, billed $94,870 for professional services rendered for the audit of our annual financial statements for fiscal year 2003 and the reviews of the financial statements included in our Forms 10-QSB for that fiscal year. For fiscal year 2004, the amount billed or accrued for the same services is expected to be $95,844.

Tax Fees

Dohan and Company, CPA's, billed $4,938 for fiscal year May 31, 2003, for professional tax services and is expected to bill approximately $5,500 for fiscal year ended May 31, 2004.

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

                                       Date: March 25, 2005

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

                                       Date: March 25, 2005