Form 10QSB
period 2004-08-31
EDD HELMS GROUP INC
filed 2005-10-11
CIK 854883

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

Mark one:

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended August 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[__] No[_X_]


12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on October 7, 2005.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
          Consolidated Balance Sheet (unaudited) - August 31, 2004.            2
          Consolidated Statements of Income (unaudited) - ThreE
             months ended August 31, 2004 and August 31, 2003.                 3
          Consolidated Statements of Cash Flows (unaudited) - Three months
             ended August 31, 2004 and August 31, 2003.                        4
          Notes to Consolidated Financial Statements (unaudited).              5
Item 2. Management's Discussion and Analysis or Plan of Operation.             6
Item 3. Controls and Procedures.                                               6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                     7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.           7
Item 3. Defaults Upon Senior Securities.                                       7
Item 4. Submission of Matters to a Vote of Security Holders.                   7
Item 5. Other Information.                                                     7
Item 6. Exhibits and Reports on Form 8-K.                                      7

PART I - FINANCIAL INFORMATION

Item 1-Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                      August 31,
                                                                         2004
                                                                    ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .......................................     $  586,169
Available-for-sale equity security ..............................            839
Accounts receivable, less allowance for doubtful
  accounts of $197,120 ..........................................      1,979,704
Other receivables ...............................................        203,069
Due from employees ..............................................          6,799
Costs and estimated earnings in excess
  of billings on uncompleted contracts ..........................      1,003,072
Inventories .....................................................      1,018,829
Prepaid expenses ................................................        203,827
Deferred income taxes ...........................................        452,819
                                                                      ----------
TOTAL CURRENT ASSETS ............................................      5,455,127
                                                                      ----------
PROPERTY AND EQUIPMENT, NET .....................................        851,098
                                                                      ----------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net ......        143,866
Other assets ....................................................         42,626
                                                                      ----------
TOTAL OTHER ASSETS ..............................................        186,492
                                                                      ----------
TOTAL ASSETS ....................................................     $6,492,717
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt ........................       $   357,530
Current portion of long-term capitalized leases .............            12,653
Accounts payable ............................................           886,019
Accrued liabilities .........................................           353,196
Deferred revenue ............................................            58,937
Billings in excess of costs and estimated
  earnings on uncompleted contracts .........................           324,619
                                                                    -----------
TOTAL CURRENT LIABILITIES ...................................         1,992,954
                                                                    -----------
LONG-TERM LIABILITIES
Deferred income taxes .......................................           173,802
Long-term debt ..............................................            57,284
                                                                    -----------
TOTAL LONG-TERM LIABILITIES .................................           231,086
                                                                    -----------
TOTAL LIABILITIES ...........................................         2,224,040
                                                                    -----------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding ....................................           126,614
Additional paid-in capital ..................................           208,182
Retained earnings ...........................................         4,027,924
Treasury stock, 86,462 shares at cost .......................           (23,345)
Accumulated other comprehensive loss ........................           (70,698)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY ..................................         4,268,677
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................       $ 6,492,717
                                                                    ===========
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   For the Three Months Ended
                                                           August 31,
                                                     2004               2003
                                                 -----------        -----------
REVENUES EARNED ..........................       $ 4,504,891        $ 3,946,981
COST OF REVENUES EARNED ..................         3,145,110          2,810,104
                                                 -----------        -----------
GROSS PROFIT .............................         1,359,781          1,136,877
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ..................         1,021,320          1,033,209
                                                 -----------        -----------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES) .........           338,461            103,668
                                                 -----------        -----------
OTHER INCOME (EXPENSES)
Interest income ..........................               471                887
Interest expense .........................            (3,732)            (1,802)
Loss on disposal of
  property and equipment .................           (20,437)              --
Other income .............................            43,854              6,340
                                                 -----------        -----------
TOTAL OTHER INCOME .......................            20,156              5,425
                                                 -----------        -----------
INCOME BEFORE INCOME TAXES ...................       358,617            109,093
                                                 -----------        -----------
INCOME TAXES
Provision for income taxes ...................      (134,948)           (41,051)
Benefit from utilization of net operating
loss carryforward ............................       134,948               --
                                                 -----------        -----------
Total provision for income taxes .............          --              (41,051)
                                                 -----------        -----------
NET INCOME ...................................   $   358,617        $    68,042
                                                 ===========        ===========
NET INCOME PER SHARE - BASIC                     $      0.03        $      0.01
                     - DILUTED                   $      0.03        $      0.01
                                                 ===========        ===========
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC                           12,574,896         12,574,896
                 -DILUTED                         12,712,887         12,599,896
                                                 ===========        ===========
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   For the Three Months Ended
                                                           August 31,
                                                      2004                2003
                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $   358,617        $    68,042

Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Depreciation and amortization                        133,395            118,703
Loss on disposal of asset                              9,410               --
Deferred income taxes                                   --               41,051
Provision for doubtful accounts                       14,426              1,413
Changes in assets (increase) decrease:
Accounts receivable                                   89,230            240,325
Due from employees                                        22             (2,145)
Other receivables                                   (125,255)           (43,714)
Deferred contract costs                                 --             (163,867)
Costs and estimated earnings in excess
  of billings on uncompleted contracts              (514,503)          (209,197)
Inventories                                            9,015            (50,688)
Prepaid expenses and other current assets             87,465             40,965
Other assets                                         (15,000)            (2,722)
Changes in liabilities increase (decrease):
Trade accounts payable                                77,629           (238,289)
Accrued liabilities                                  (63,117)           109,963
Deferred revenues                                    (70,884)          (147,465)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                   71,390            153,430
                                                 -----------        -----------
Total adjustments                                   (296,777)          (152,237)
                                                 -----------        -----------
Net cash provided by (used in)
  operating activities                                61,840            (84,195)
                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     --              (41,250)
                                                 -----------        -----------
Net cash used in investing activities                   --              (41,250)
                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of capitalized lease obligations            (2,636)            (1,943)
 Proceeds from credit line                           250,000               --
 Proceeds from notes payable                            --               38,365
 Payments on notes payable                           (60,290)           (72,878)
                                                 -----------        -----------
Net cash provided by (used in)
  financing activities                               187,074            (36,456)
                                                 -----------        -----------
NET INCREASE (DECREASE) IN CASH                      248,914           (161,901)
CASH, beginning of period                            337,255            856,903
                                                 -----------        -----------
CASH, end of period                              $   586,169          $ 695,002
                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURES
Interest paid                                    $     3,732        $     1,802
Interest received                                        471                887
Income taxes paid                                       --                 --
                                                 ===========        ===========
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2004, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2004, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

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


The Company is engaged in litigation with Cameron Baird, Cameron Baird v. Edd Helms Group, Inc. d/b/a Edd Helms Electric, Case No. 01-10407 (08), Circuit Court in and for Broward County, Florida. The proceeding commenced on June 14, 2001. A judgment of $40,000.00 was awarded against the Company. The Plaintiff's attorney has filed a request for fees and was awarded a judgment in the amount of $203,000. The Company has filed an appeal in this matter.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three months ended August 31, 2004, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. Available stock options for the three months ended August 31, 2003, were antidilutive and not considered common stock equivalents for the purpose of computing net loss per common share.

NOTE 4.  CONDENSED SEGMENT INFORMATION

The following condensed segment information for the three months ended August 31, 2004, includes allocations of certain costs, including overhead and shared services which are allocated based on the year ending 2005 budget. Any variance from budget will be allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                   Electric    Air Conditioning        Total
-------------------------------------------------------------------------------
Revenues earned                  $ 2,744,859      $ 1,760,032       $ 4,504,891
Cost of revenues earned           (1,929,663)      (1,215,447)      ( 3,145,110)
-------------------------------------------------------------------------------
Gross margins                        815,196          544,585         1,359,781
Expenses                            (609,211)        (391,953)       (1,001,164)
-------------------------------------------------------------------------------
Income before income taxes       $   205,985      $   152,632       $   358,617
===============================================================================

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

REVENUES EARNED

Revenues for the three months ended August 31, 2004, increased approximately 14% as compared to the same period through August 31, 2003. The overall increase is primarily a result of higher Electrical Tower and HVAC revenues versus prior year.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended August 31, 2004, as compared to August 31, 2003, decreased 1.0%. The decrease was attributed to a heightened focus on producing higher sales margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately 1.2% for the three months ended August 31, 2004, as compared to August 31, 2003. The decrease for the three months ended August 31, 2004, was attributed to a continued focus on overhead cost control.

NET PROFIT

The net income for the three months ended August 31, 2004, was consistent with expectations. The profit can be attributed to increased sales, margins and tighter cost controls.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $113,087 for the three months ended August 31, 2004, from August 31, 2003. Our ratio of current assets to current liabilities for the three months ended August 31, 2004, was 2.74, as compared to a ratio of 2.89 in August 31, 2003. Compared to August 31, 2003, our cash balance for the three months ended August 31, 2004, decreased by $108,833, our accounts receivable decreased by $76,088 and our accounts payable increased by $197,916. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have an outstanding balance on our line of credit in the amount of $250,000. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

Item 3.  Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

1. The Company is engaged in litigation with Siemen's Building Technologies, Inc., Edd Helms Group, Inc. v. Siemens Building Technologies, Case No. 04-8784 CA 08, Circuit Court in and for Miami-Dade County, Florida. The proceeding commenced on April 16, 2004, when the Company filed suit against Siemens for breach of contract. The Company sued Siemens for material breach of contract in failing to provide necessary drawings for the complete performance work of the contract for fire alarm installations. Siemens has filed a counter claim against the Company and its surety, which in turn, has filed an action against the Company for indemnification under the Bond, should the surety be held liable. The Company is suing for damages in excess of $1 million. The counter claim has not been quantified but is assumed to exceed $500,000.

2. The Company is engaged in litigation with Cameron Baird, Cameron Baird v. Edd Helms Group, Inc. d/b/a Edd Helms Electric, Case No. 01-10407 (08), Circuit Court in and for Broward County, Florida. The proceeding commenced on June 14, 2001. A judgment of $40,000.00 was awarded against the Company. The Plaintiff's attorney has filed a request for fees and was awarded a judgment in the amount of $203,000. The Company has filed an appeal in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2004, there were no changes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

31.1 Certification of the Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) 32.1 Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDD HELMS GROUP, INC.
                                          -----------------------
                                          (Registrant)

Date: October 7, 2005                     /s/  W. Edd Helms, Jr.
      ------------------                  ----------------------
                                          W. EDD HELMS, JR. PRESIDENT, CHIEF
                                          EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                          OFFICER