Form 10QSB
period 2004-11-30
EDD HELMS GROUP INC
filed 2005-12-14
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended November 30, 2004

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[__] No[_X_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [_X_]

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on December 14, 2005.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - November 30, 2004            2
         Consolidated Statements of Income and Other Comprehensive
         Income (unaudited) - Three and Six months ended
            November 30, 2004 and 2003.                                        3
         Consolidated Statements of Cash Flows (unaudited) - Six months
            ended November 30, 2004 and 2003.                                  4
           Notes to Consolidated Financial Statements (unaudited).             5
Item 2. Management's Discussion and Analysis or Plan of Operation.             6
Item 3. Controls and Procedures.                                               6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                     7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.           7
Item 3. Defaults Upon Senior Securities.                                       7
Item 4. Submission of Matters to a Vote of Security Holders.                   7
Item 5. Other Information.                                                     7
Item 6. Exhibits and Reports on Form 8-K.                                      7

PART I - FINANCIAL INFORMATION

Item 1-Financial Statements

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
November 30,                                                          2004
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $  650,365
Available-for-sale equity security                                          839
Accounts receivable, less allowance for doubtful
  accounts of $184,640                                                2,601,643
Other receivables                                                       167,636
Due from employees                                                        8,226
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                  525,732
Inventories                                                           1,080,758
Prepaid expenses                                                        154,984
Deferred income taxes                                                   452,819
                                                                     ----------
TOTAL CURRENT ASSETS                                                  5,643,002
                                                                     ----------
PROPERTY AND EQUIPMENT, NET                                             771,003
                                                                     ----------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                             81,690
                                                                     ----------
TOTAL OTHER ASSETS                                                      225,556
                                                                     ----------
TOTAL ASSETS                                                         $6,639,561
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                  $ 139,324
Line of credit                                                          250,000
Accounts payable                                                        739,752
Accrued liabilities                                                     305,858
Deferred revenue                                                         88,398
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     521,340
                                                                      ---------
TOTAL CURRENT LIABILITIES                                             2,044,672
                                                                      ---------
LONG-TERM LIABILITIES
Deferred income taxes                                                   173,802
Long-term debt                                                           43,662
                                                                      ----------
TOTAL LONG-TERM LIABILITIES                                             217,464
                                                                      ---------
TOTAL LIABILITIES                                                     2,262,136
                                                                      ---------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     4,136,672
Treasury stock, 86,462 shares at cost                                   (23,345)
Accumulated other comprehensive loss                                    (70,698)
                                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                                            4,377,425
                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $6,639,561
                                                                     ==========
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                         For The                 For The
                                    Three Months Ended      Six Months Ended
                                       November 30,            November 30,
                                     2004        2003        2004     2003
-------------------------------------------------------------------------------
REVENUES EARNED                   $4,138,182  $4,517,853  $8,643,073 $8,464,834
COST OF REVENUES EARNED            2,891,683   3,092,230   6,036,793  5,902,334
-------------------------------------------------------------------------------
GROSS PROFIT                       1,246,499   1,425,623   2,606,280  2,562,500
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES            1,154,898   1,187,707   2,176,218  2,220,916
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)      91,601     237,916     430,062    341,584
-------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                          430         341         901      1,228
Interest expense                      (5,739)     (4,208)     (9,471)    (6,010)
Loss on disposal of
 property and equipment                  -           -        (9,477)       -
Other income                          22,456      59,642      55,350     65,982
-------------------------------------------------------------------------------
TOTAL OTHER INCOME                    17,147      55,775      37,303     61,200
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES           108,748     293,691     467,365    402,784
-------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes           (38,126)   (110,516)   (173,074)  (151,567)
Benefit from utilization of net
 operating loss carry-forward         38,126         -       173,074        -
-------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES         -      (110,516)        -     (151,567)
-------------------------------------------------------------------------------
NET INCOME                          $108,748    $183,175    $467,365   $251,217
UNREALIZED HOLDING LOSS
 ON AVAILABLE-FOR-SALE EQUITY
 SECURITY ARISING DURING
 THE PERIOD, NET OF INCOME TAXES         -           -           -          -
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                $108,748    $183,175    $467,365   $251,217
================================================================================
NET INCOME PER SHARE - BASIC           $0.01       $0.03       $0.04      $0.01
                     - DILUTED         $0.01       $0.03       $0.03      $0.01
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC           12,574,896  12,574,896  12,574,896 12,574,896
                 -DILUTED         12,702,169  12,644,317  12,702,169 12,644,317
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended November 30,                       2004         2003
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $467,365   $251,217
Adjustments to reconcile net (loss) income to net
  cash provided (used) by operating activities:
Depreciation and amortization                                266,838    245,682
Loss on disposal of asset                                      9,477        -
Deferred income taxes                                            -      151,567
Provision for doubtful accounts                                1,946      4,075
Changes in assets (increase) decrease:
Accounts receivable                                         (520,229)  (868,347)
Due from employees                                            (1,405)      (559)
Other receivables                                            (89,822)    38,237
Deferred contract costs                                          -      122,948
Costs and estimated earnings in excess
  of billings on uncompleted contracts                       (37,163)  (727,930)
Inventories                                                  (52,915)   (83,496)
Prepaid expenses                                             136,308    (28,767)
Other assets                                                 (54,063)   (16,198)
Changes in liabilities increase (decrease):
Accounts payable                                             (68,639)    (2,170)
Accrued liabilities                                         (110,455)    56,283
Deferred revenue                                             (41,424)  (164,639)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                          268,113    615,688
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities             173,932   (406,409)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                          (64,374)  (258,937)
 Proceeds from sale of property and equipment                 10,960        -
--------------------------------------------------------------------------------
Net cash used by investing activities                        (53,414)  (258,937)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of capitalized lease obligations                   (17,047)   (15,251)
 Proceeds from credit line                                   250,000        -
 Proceeds from notes payable                                  50,948    105,897
 Payments on notes payable                                   (91,308)  (140,046)
--------------------------------------------------------------------------------
Net cash provided (used) by financing activities             192,593    (49,400)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                              313,111   (714,746)
CASH, beginning of period                                    337,254    856,903
--------------------------------------------------------------------------------
CASH, end of period                                        $ 650,365 $  142,157
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                                 $9,471     $6,010
Interest received                                                901      1,228
Income taxes paid                                                 -         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six months ending November 30, 2004, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2005.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2004, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

The Company is engaged in litigation with Cameron Baird, Cameron Baird v. Edd Helms Group, Inc. d/b/a Edd Helms Electric, Case No. 01-10407 (08), Circuit Court in and for Broward County, Florida. The proceeding commenced on June 14, 2001. A judgment of $40,000 was awarded against the Company. The Plaintiff's attorney has filed a request for fees and was awarded a judgment in the amount of $203,000. The Company has filed an appeal in this matter and has issued an irrevocable letter of credit against this judgment in the amount of $230,000.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the six months ended November 30, 2004, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. Available stock options for the six months ended November 30, 2003, were antidilutive and not considered common stock equivalents for the purpose of computing net income per common share. There has been no activity with respect to stock options since May 31, 2004.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the six months ended November 30, 2004, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                   Electric      HVAC     DataTelcom    Total
-------------------------------------------------------------------------------
Revenues earned                  $ 3,106,025  $3,416,266  $2,120,782 $8,643,073
Cost of revenues earned            2,060,763   2,497,850   1,478,180  6,036,793
-------------------------------------------------------------------------------
Gross profit                       1,045,262     918,416     642,602  2,606,280
Expenses                          (1,056,692)   (756,248)  ( 325,975)(2,138,915)
-------------------------------------------------------------------------------
Income (loss) before
 income taxes                    $   (11,430) $  162,168  $  316,627 $  467,365
===============================================================================

NOTE 5.  RECLASSIFICATIONS

Certain amounts reported for the six months ended November 30, 2004, have been reclassified in the financial statements for proper reflection. This has resulted in no change to the balance sheet, net income, or retained earnings of the Company.

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

REVENUES EARNED

Revenues for the three months ended November 2004 decreased approximately 8% as compared to the same period through November 2003. Revenues for the six months ended November 2004 increased approximately 2% as compared to the same period through November 2003. The overall increase is primarily a result of higher Air Conditioning revenues versus prior year.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended November 2004, as compared to November 2003, increased 2%. For the six months ended November 2004 the cost of revenues earned remained constant. The increase in cost of revenues for the first three months is related to more construction contract related work over service in both Electric and Air Conditioning.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately 3% for the three and six months ending November 2004, as compared to November 2003. The decreases are due to a continued focus on overhead cost control. Operating budgets have been developed to measure expenses by category. Expense variances to budget are reviewed and explained monthly.

NET PROFIT

The net income for the three months ended November 30, 2004, was consistent with expectations. The profit can be attributed to a focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $195,255 for the six months ended November 30, 2004, from the same period in 2003. Our ratio of current assets to current liabilities for the six months ended November 2004 was 2.76, as compared to a ratio of 2.41 in November 2003. Compared to November 2003, our cash balance for the six months ended November 2004 increased by $508,208, our accounts receivable decreased by $560,156 and our accounts payable decreased by $184,470. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (who is also our Chief Financial Officer) has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c) as of November 30, 2004. Based on that evaluation, he has concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

2. The Company is engaged in litigation with Cameron Baird, Cameron Baird v. Edd Helms Group, Inc. d/b/a Edd Helms Electric, Case No. 01-10407 (08), Circuit Court in and for Broward County, Florida. The proceeding commenced on June 14, 2001. A judgment of $40,000.00 was awarded against the Company. The Plaintiff's attorney has filed a request for fees and was awarded a judgment in the amount of $203,000. The Company has filed an appeal in this matter and has issued an irrevocable letter of credit against this judgment in the amount of $230,000.

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

                                          EDD HELMS GROUP, INC.
                                          -----------------------
                                          (Registrant)

Date: December 14, 2005                   /s/  W. Edd Helms, Jr.
      -----------------                   ----------------------
                                          W. EDD HELMS, JR. PRESIDENT, CHIEF
                                          EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                          OFFICER