Form 10QSB
period 2005-02-28
EDD HELMS GROUP INC
filed 2005-12-14
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended February 28, 2005

     [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[__] No[_X_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [_X_]

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on December 14, 2005.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - February 28, 2005.           2
         Consolidated Statements of Income and Other Comprehensive
            Income (Loss) (unaudited) - Three and Nine months ending
            February 28, 2005 and February 29, 2004.                           3
         Consolidated Statements of Cash Flows (unaudited) - Nine
            months ended February 28, 2005 and February 29, 2004.              4
         Notes to Consolidated Financial Statements (unaudited).               5
Item 2. Management's Discussion and Analysis or Plan of Operation.             6
Item 3. Controls and Procedures.                                               6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                     7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.           7
Item 3. Defaults Upon Senior Securities.                                       7
Item 4. Submission of Matters to a Vote of Security Holders.                   7
Item 5. Other Information.                                                     7
Item 6. Exhibits and Reports on Form 8-K.                                      7

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)                              February 28,
                                                                           2005
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $1,228,537
Available-for-sale equity security                                          839
Accounts receivable, less allowance for doubtful
  accounts of $179,289                                                1,617,999
Other receivables                                                       267,527
Due from employees                                                        7,235
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                1,249,152
Inventories                                                           1,111,099
Prepaid expenses                                                        274,097
Deferred income taxes                                                   452,819
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  6,209,304
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                             691,155
-------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                             83,104
-------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      226,970
-------------------------------------------------------------------------------
TOTAL ASSETS                                                         $7,127,429
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                 $   95,809
Line of credit                                                          250,000
Accounts payable                                                        804,371
Accrued liabilities                                                     642,380
Deferred revenue                                                        445,027
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     419,270
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             2,656,857
-------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   173,802
Long-term debt                                                           99,194
-------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             272,996
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     2,929,853
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     3,956,823
Treasury stock, 86,462 shares at cost                                   (23,345)
Accumulated other comprehensive loss                                    (70,698)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            4,197,576
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $7,127,429
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
 OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                       For The                  For The
                                  Three Months Ended       Nine Months Ended
                               February 28  February 29 February 28 February 29
                                  2005         2004        2005        2004
--------------------------------------------------------------------------------
REVENUES EARNED                 $4,028,958   $4,601,564 $12,672,031 $13,066,398
COST OF REVENUES EARNED          3,226,257    3,419,076   9,263,050   9,321,410
-------------------------------------------------------------------------------
GROSS PROFIT                       802,701    1,182,488   3,408,981   3,744,988
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES          1,003,337    1,124,804   3,179,555   3,345,720
-------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)  (200,636)      57,684     229,426     399,268
-------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                        597          584       1,498       1,812
Interest expense                    (5,253)      (2,919)    (14,724)     (8,929)
 Loss on disposal of
 property and equipment               (530)         -       (10,007)        -
Other income                        25,973       12,784      81,323      78,766
-------------------------------------------------------------------------------
TOTAL OTHER INCOME                  20,787       10,449      58,090      71,649
-------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES (179,849)      68,133     287,516     470,917
-------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and state
 income taxes                       67,548      (25,638)   (105,526)   (177,205)
Benefit from utilization of
 net operating loss carryforward   (67,548)         -       105,526         -
-------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES       -        (25,638)        -      (177,205)
-------------------------------------------------------------------------------
NET INCOME (LOSS)                $(179,849)     $42,495    $287,516    $293,712
UNREALIZED HOLDING LOSS
 ON AVAILABLE-FOR-SALE EQUITY
 SECURITY ARISING DURING
 THE PERIOD, NET OF INCOME TAXES         -           -           -          -
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)      $(179,849)     $42,495    $287,516    $293,712
===============================================================================
NET INCOME PER SHARE - BASIC        $(0.01)      $ 0.00       $0.02       $0.02
                     - DILUTED      $(0.01)      $ 0.00       $0.02       $0.02
===============================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC         12,574,896   12,574,896  12,574,896  12,574,896
                 -DILUTED       12,702,169   12,671,005  12,702,169  12,671,005
===============================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       February 28, February 29,
For the Nine Months Ended                                  2005         2004
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $  287,516  $  293,712
-------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                               278,046     374,149
Loss on disposal of asset                                     9,477         -
Deferred income taxes                                           -       177,205
Provision for doubtful accounts                              (3,405)     16,298
Changes in assets (increase) decrease:
Accounts receivable                                         468,766    (561,453)
Due from employees                                             (414)     (5,332)
Other receivables                                          (189,713)    (59,118)
Deferred contract costs                                         -        77,537
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     (760,583)   (193,401)
Inventories                                                 (83,256)   (160,679)
Prepaid expenses                                             17,195     (84,004)
Other assets                                                (55,477)    (14,127)
Changes in liabilities increase (decrease):
Accounts payable                                             (4,020)   (139,852)
Accrued liabilities                                         226,067     178,551
Deferred revenues                                           315,205    (180,435)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                         166,043     129,472
-------------------------------------------------------------------------------
Net cash provided (used) by operating activities            671,447    (151,477)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                         (64,374)   (277,732)
 Proceeds from sale of property and equipment                79,600         -
-------------------------------------------------------------------------------
Net cash provided (used) by investing activities             15,226    (277,732)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of capitalized lease obligations                  (17,047)    (18,905)
 Proceeds from credit line                                  250,000         -
 Proceeds from notes payable                                 78,091     144,468
 Payments on notes payable                                 (106,434)   (217,718)
-------------------------------------------------------------------------------
Net cash provided (used) by financing activities            204,610     (92,155)
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                 891,283    (521,364)
CASH, beginning of period                                   337,254     856,903
-------------------------------------------------------------------------------
CASH, end of period                                      $1,228,537  $  335,539
===============================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                               $14,724      $8,929
Interest received                                             1,498       1,812
Income taxes paid                                               -           -
Non-cash investing and financing activities:
  Acquisition of transportation equipment
   financed with debt                                        97,747         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine months ending February 28, 2005, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2005.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2004, appearing in the Company's Form 10-KSB to be filed with the Securities and Exchange Commission.

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

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the nine months ended February 28, 2005, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. Available stock options for the nine months ended February 29, 2004, were antidilutive and not considered common stock equivalents for the purpose of computing net income per common share. There has been no activity with respect to stock options since May 31, 2004.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the nine months ended February 28, 2005, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                 Electric      HVAC     DataTelcom    Total
-------------------------------------------------------------------------------
Revenues earned                $ 5,098,492  $ 4,727,343  $2,846,196 $12,672,031
Cost of revenues earned          3,622,994    3,479,663   2,160,393   9,263,050
-------------------------------------------------------------------------------
Gross profit                     1,475,498    1,247,680     685,803   3,408,981
Expenses                        (1,543,269)  (1,137,737)   (440,459) (3,121,465)
-------------------------------------------------------------------------------
Income (loss) before
 income taxes                  $   (67,771) $   109,943  $  245,344  $  287,516
===============================================================================

NOTE 5.  RECLASSIFICATIONS

Certain amounts reported for the nine months ended February 28, 2005, have been reclassified in the financial statements for proper reflection. This has resulted in no change to the balance sheet, net income, or retained earnings of the Company.

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

REVENUES EARNED

Revenues for the three and nine months ended February 28, 2005, decreased approximately 12% and 3% as compared to the same period through February 29, 2004. The decrease for the three months ended February 28, 2005, is primarily a result of lower Electrical Service and Tower revenues versus prior year. The decrease for the nine months ended February 28, 2005, as compared to the prior year, relates to lower Electric Service revenues. Electrical service revenues have slowly deteriorated due to personnel changes in the division. Currently, we have filled these positions and provided the resources necessary to grow the business.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended February 28, 2005, as compared to February 29, 2004, increased 5.7%. This is primarily due to cost estimate adjustments recognized on Tower work in process jobs. For the nine months ended February 28, 2005, the cost of revenues earned increased 2.1%, as compared to the prior year, due to adjustments recognized on Tower work in process jobs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately 10.8% for the three months ended February 28, 2005, as compared to February 29, 2004. For the nine months ended February 28, 2005, expenses decreased 5.0% versus prior year. Decreases for both the three and nine months ended February 28, 2005, as compared to the prior year, are a result of a continued focus on overhead cost control.

NET PROFIT

The net income for the three months ended February 28, 2005, was consistent with expectations. The profit can be attributed to a focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $34,324 for the nine months ended February 28, 2005, from February 29, 2004. Our ratio of current assets to current liabilities for the nine months ended February 28, 2005, was 2.33, as compared to a ratio of 2.86 in February 29, 2004. Compared to February 29, 2004, our cash balance for the nine months ended February 28, 2005, increased by $892,998, our accounts receivable decreased by $1,224,683 and our accounts payable increased by $17,833. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have an outstanding balance on our line of credit in the amount of $250,000. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (who is also our Chief Financial Officer) has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of February 28, 2005. Based on that evaluation, he has concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

2. The Company is engaged in litigation with Cameron Baird, Cameron Baird v. Edd Helms Group, Inc. d/b/a Edd Helms Electric, Case No. 01-10407 (08), Circuit Court in and for Broward County, Florida. The proceeding commenced on June 14, 2001. A judgment of $40,000 was awarded against the Company. The Plaintiff's attorney filed a request for fees and was awarded a judgment in the amount of $203,000. The Company has filed an appeal in this matter and has issued an irrevocable letter of credit against this judgment in the amount of $230,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2005, there were no changes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)
32.1 Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

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