Form 10KSB
period 2005-05-31
EDD HELMS GROUP INC
filed 2006-02-06
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year ended May 31, 2005

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

Check whether the issuer is not required to file reports  pursuant to Section 13
or 15(d) of the Exchange Act.                                     [ ] Yes [X] No

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.                                        [ ]

The issuer's revenues for its most recent fiscal year were $17,061,764.

The aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 2, 2006, was $401,995.65 (1,914,265 shares at an average bid price of $.21 per share).

There were 12,574,896 shares outstanding of the issuer's common stock, $.01 par value, as of February 2, 2006.

                        EDD HELMS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
--------                                                                   ----
  Item 1.   Description of Business.                                          4
  Item 2.   Description of Property.                                         13
  Item 3.   Legal Proceedings.                                               13
  Item 4.   Submission of Matters to a Vote of Security Holders.             14

PART II
--------
  Item 5.   Market for Common Equity and Related Stockholder Matters.        14
  Item 6.   Management's Discussion and Analysis or Plan of Operation.       15
  Item 7.   Financial Statements.                                            20
  Item 8.   Change in and Disagreements With Accountants on Accounting and
              Financial Disclosure.                                          43
  Item 8A.  Controls and Procedures.                                         43

PART III
--------
  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.             43
  Item 10.  Executive Compensation.                                          45
  Item 11.  Security Ownership of Certain Beneficial Owners, Management
                    and Related Stockholder Matters.                         47

  Item 12.  Certain Relationships and Related Transactions.                  48
  Item 13.  Exhibits.                                                        49
  Item 14.  Principal Accountant Fees and Services.                          49

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

          Edd Helms Air Conditioning, Inc.,
          Edd Helms Marine Air Conditioning and Refrigeration, LLC, and Datatelcom, Inc.

Edd Helms Group, Inc., is a diversified services company with specific disciplines of service in the areas of:

          Electrical and Data Communications,
             Trade Shows & Exhibition Services,
          Air Conditioning, Refrigeration and Mechanical,
          Marine Air Conditioning and Refrigeration, and
          Wireless and Cellular Towers.

Although the primary focus of our core business is service, we regularly perform design-build projects. We also service the convention and exhibition services industry with our skilled labor force and a large inventory of temporary equipment. During the year, we employed over one hundred-thirty employees and operated approximately fifty service vehicles, each with wireless communications for peak efficiency in providing our services to our customer base.

We operate multiple rack mounted main computer servers and a combination of traditional, thin client, and wireless workstations. All software applications are secure and accessed by our employees using Citrix Presentation Server (TM) and Citrix Metaframe (TM) software, or from any outside location where internet access is available. These secure computer systems have built-in redundancy, nightly automated data backup, and are powered by uninterruptible power systems and emergency generators in the event of power outages. Our management software is specifically designed for the service industry and related accounting functions. We use specialized service software to log service orders, schedule service calls, identify and ready the necessary repair parts or equipment, track the work order, and provide information for communication with the service technicians and customers. Our secure databases combined with our secure online electronic image storage and retrieval system from Docstar (TM) allows our employees to quickly locate desired documents such as invoices, checks, correspondence or drawings using simple or complex keyword searches.

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

Our ability to employ, train and retain highly motivated service technicians to provide quality service is a key to our success in being competitive. In order to recruit qualified individuals, we offer superior training, equipment, a safety program, excellent benefits and career opportunities that we believe are more comprehensive than those typically offered within the industry. We maintain good labor relations with our employees. Management is involved in local industry associations and participates in organized labor and training programs. In those business units where our service people are unionized, we have not experienced a strike or any significant labor stoppage. We believe that our relationships with our employees are good. The strength of our business rests in our reputation, workforce and management team.

A large part of our services are provided by means of our mobile service vehicles. These service vehicles and the licensed technicians that operate them carry an inventory of equipment, tools, parts and supplies needed to complete a variety of jobs. The technician assigned to a service call travels to the business or residence, interviews the customer, diagnoses the problem, presents the solution, obtains agreement from the customer, performs the work, and often collects payment for the services provided.

We maintain a high profile advertising campaign in the yellow pages, on the internet, and on radio and cable TV. We use a direct sales force to market our services. We continue to preserve and enhance our value of the unique and long-standing trade names and customer identification. Our logo and identifying marks are featured on all our trucks, marketing materials, and advertisements. All of our field technicians wear uniform shirts with our marketing logo and color, and display photo identification for security to each customer when they arrive.

Electrical and Data Communications

We provide these services to commercial businesses, factories, hotels, banks, convention facilities and residences. Our electrical services include preventive maintenance, emergency repairs, emergency generators and replacements (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as a result of an emergency repair) of systems and associated parts, buss duct, electrical control systems, wiring, and panels. Because we maintain a large inventory of temporary electric cabling and distribution for use in our trade show business, we have developed a market in emergency power restoration for high rise buildings and condominiums following electrical fires.

Due to South Florida's recent experience with Hurricanes and the devastation they cause, we have expanded our capacity for emergency electrical generator systems. Many businesses and homes in South Florida have experienced extended power outages lasting days or weeks following a hurricane. During the loss of electrical power from the public utility, a customer with an emergency generator system has the ability for their generator to automatically take over and run either part or all electrical systems in their home or business including central air conditioning, computer systems, hot water heaters, and lighting. For critical facilities such as hospitals and computer data centers, we have been installing emergency generators systems for many years. This expansion in capacity is a result of significantly increased demand, primarily by homeowners.

Our data communications services primarily include the installation and expansion of structured cabling systems consisting of computer room racks, fiber optics cabling between these computer room racks and remote distribution racks, and megabit or gigabit copper wiring to individual computer workstations. We are a certified dealer for Ortronics (TM) structured cabling systems as well as some other leading manufacturers.

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

During 2002, we entered into an agreement with a major hotel and convention facility located in Hollywood Florida to provide electrical services to the decorators and exhibitors at the facility. This facility has grown into one of South Florida's top convention facilities. We maintain a separate tradeshow office at this facility with a high speed internet connection with the Miami office allowing it to use the same software applications and management systems.

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

Air Conditioning, Refrigeration and Mechanical

We provide a broad variety of maintenance, repair, and replacement services to both residential and commercial customers. Most of our air conditioning, refrigeration and mechanical efforts are in the service, retrofit, and design build markets. Our services include preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs, and the replacement (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as result of an emergency repair request) of HVAC and mechanical systems including chillers, cooling towers, hydronics, process systems, and automated temperature controls. We also provide certain specialized services and technical facilities management services to commercial building owners or building managers. In connection with both new installation business and maintenance, repair and replacement services, we sell a wide range of HVAC equipment, parts and supplies.

In 2005 our air conditioning business reached a milestone with its selection by the Museum of Art Fort Lauderdale to perform the HVAC, mechanical and electrical improvements needed to host the King Tut exhibition, Tutankhamun and the Golden Age of the Pharaohs. With South Florida's marine climate, controlling humidity and temperature inside the museum was essential to Fort Lauderdale's selection as just one of four U.S. stops for the King Tut exhibit. This was a fast track project starting July 12th and completed in late September. The project included new chillers, piping, fresh air energy recovery ventilators, variable speed drives for existing air handlers, and an elaborate computerized temperature control system to manage the hundreds of variable conditions the Museum has experienced since the exhibit opened December 15th with a public estimate of 400,000 visitors.

Marine Air Conditioning and Refrigeration

From our Marine facility located in Fort Lauderdale we provide ABYC certified marine air conditioning and refrigeration services primarily to private yachts between 40 feet and 230 feet(70 meters)in length. The Marine division uses the same specialized service software, accounting, document imaging, and management systems thanks to a high speed internet connection with the Miami office.

In 2003 we were awarded a full dealership by Marine Air (TM) to compliment our prior dealerships for Cruisair (TM), Tundra (TM), Condaria (TM), Eskimo (TM), U-Line (TM), Polar Bay (TM), and Grunert (TM). The South Florida market is referred to by many as the boating capital of the United States, with megayachts now docked and serviced here year round. Many seasonal megayachts use Fort Lauderdale for their overhauls and refits, prior to chartering to the Caribbean and the Mediterranean. A marine marketing campaign was launched in 2002 and it has since been expanded to include both local and international marine publications to reach this special clientele.

Wireless & Cellular Towers

Our wireless division provides services primarily to the cellular industry. During the past year, we completed installations for Cingular and Metro PCS. We operate our wireless and tower business under the name of Datatelcom, Inc. The work is performed by our own employees and with outside subcontractors.

The nature of the work is the installation of antennas, coaxial cables, electrical power of both AC and DC, and other electronic equipment on towers and rooftops. The work is generally performed at heights from 100 feet to 300 feet on rooftops, monopoles, self supporting towers and free standing towers.

We provide training to our tower climbers through a certification program operated by an independent tower training company. We send one of our employees to the third-party trainer who attends a comprehensive course in Certified Tower Climbing Safety and Rescue. Upon completion of this course our employee receives a certification which then enables him to teach this course to our other employees. This provides the employees with the ability to use the needed knowledge and skills to utilize the techniques and equipment effectively in their individual work environments. The work is performed by Datatelcom employees and with outside subcontractors.

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

E-Commerce

We have developed a fully functional Internet web site that is both an internet and an intranet. It is presently being utilized to market our divisions and services as well as to allow our tradeshow customers to purchase and pay for their exhibition services online. It is also growing in the information and training programs being offered to our employees.

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

Expenditures related to environmental matters during the fiscal years ended May 31, 2005 and 2004, were not material. We do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations.

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

Employees

As of May 31, 2005, we had approximately 135 employees. Approximately 60 were employees in the electrical/tradeshow business, 32 were employees in the air conditioning/mechanical business, 10 were employees in the marine air conditioning business, 23 were employees in the wireless/celltower business, and 10 were employed in corporate administrative roles. We believe that our relations with our employees are good. We are signatory to various collective bargaining agreements with local unions representing approximately 50% of our employees. Each of these agreements is for a specific building trade, in a specific geographic jurisdiction, and only for a specific corporation.

We are a member of the National Electrical Contractors Association who currently represents us in bargaining with the International Brotherhood of Electrical Workers. Our air conditioning subsidiary is a member of the Mechanical Contractors Association who currently represents us in bargaining with the United Association of Air Conditioning, Refrigeration & Pipefitting.

Our Executive Officers

See the information contained in Part III, Item 9, which describes our executive officers in detail.

Item 2. Description of Properties.

In Miami we lease approximately 32,000 square feet for the warehousing, distribution and executive offices at a total annual cost of approximately $293,606, including sales tax. A large majority of the leased property is owned by a partnership of which Carol Helms and W. Edd Helms, Jr., are the sole owners. W. Edd Helms is an officer and director and the owner of approximately 90% of our common stock and is related to some of our other officers and directors.

In Fort Lauderdale we lease approximately 3,300 square feet from an unrelated third party for the warehousing, distribution and offices of Edd Helms Marine Air Conditioning & Refrigeration, LLC. located at 620 SW Flagler Avenue, at an annual cost of approximately $28,000, including sales tax.

In Fort Myers we lease approximately 1/4 acre from an unrelated third party for the temporary warehousing, distribution and offices at an annual cost of approximately $7,000, including sales tax.

We believe that these facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities in similar locations.

Item 3.  Legal Proceedings.

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

2. The Company is engaged in litigation with Cameron Baird, Cameron Baird v. Edd Helms Group, Inc. d/b/a Edd Helms Electric, Case No. 01-10407 (08), Circuit Court in and for Broward County, Florida. The proceeding commenced on June 14, 2001. A judgment of $47,000 was awarded against the Company. The Plaintiff's attorney filed a request for fees and was awarded a judgment in the amount of $203,000. The Company has filed an appeal in this matter and has issued an irrevocable letter of credit against this judgment in the amount of $230,000.

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

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask price for our common stock from June 1, 2003, through May 31, 2005. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. The following information for the fiscal years ended May 31, 2005 and 2004 was obtained from the NASDAQ historical data service.

                                                            Year Ended
                                                   May 31, 2005     May 31, 2004
                                                      High Low        High  Low
                                                    -----------      -----------
          First Quarter                            $ .23  $.23      $ .16  $.16
          Second Quarter                           $ .25  $.25      $ .23  $.23
          Third Quarter                            $ .26  $.23      $ .21  $.21
          Fourth Quarter                           $ .20  $.14      $ .23  $.23

On May 31, 2005, there were approximately 425 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

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

Results of Operations, May 31, 2005, Compared to Year Ended May 31, 2004

Revenues Earned

Revenues increased approximately $893,612 or 5.5% to $17.061 million for the fiscal year ended May 31, 2005, from $16.168 million for the fiscal year ended May 31, 2004. The increase can be attributed to positive economic conditions and a company-wide focus to grow revenues by adding additional sales staff.

Costs of Revenues Earned

Cost of revenues was $12.619 million or 74% of revenues earned, for the year ended May 31, 2005, as compared with $11.935 million or 74% of revenues earned for the year ended May 31, 2004. Our gross profit margin as a percentage of revenues earned for the years 2005 and 2004 was 26%. The margin is consistent with expectations, but we continually focus on improving margins. We do this by being selective with job opportunities and focus on the efficiency with which we perform work.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the year ended May 31, 2005 were $4,179,816 or 24.5% of revenues earned, as compared with $4,697,553 or 29% of revenues earned for the year ended May 31, 2004. SG&A decreased significantly due to a company-wide focus on overhead cost control and adhering to operational budgets developed to measure deviations to our cost model.

Income (Loss) From Operations Before Income Taxes (Credits)

Income from operations before income taxes (credits) increased approximately $729,002 to $331,220 as compared to the fiscal year ended May 31, 2004. This increase in profitability can be attributed to a reduction in selling, general and administrative expenses of $517,737 and an increase in gross profit in the amount of $209,669 due to increased revenues.

Provision for Income Taxes (Credits)

We follow Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. That statement focuses on the balance sheet and on calculating deferred tax assets and liabilities. Deferred income tax expense (and our provision for income taxes (credits) is the difference between the deferred tax balance sheet accounts at the beginning and end of each period. For the year ended May 31, 2005 our income tax expense was $193,807, offset by the utilization of our net operating loss carry-forward in the amount of $193,807. A credit provision for income tax was realized in the amount of $133,234 for year ended May 31, 2004.

Liquidity and Capital Resources

As of May 31, 2005, we had cash, cash equivalents and securities available for sale totaling approximately $1,258,891 compared with $337,254 as of May 31, 2004. Working capital increased to $3.543 million at May 31, 2005, compared to $2.991 million in the prior year. Our ratio of current assets to current liabilities was 2.63 to 1 as of May 31, 2005, compared to 2.68 to 1 in the prior year. During fiscal 2005, our cash increased by approximately $921,637. Liquidity increased due to controlling selling, general and administrative cost and increased revenues at a favorable margin. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was used during the year. We expect to use our credit line as it may be needed from time to time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

Effects of Inflation

We  believe  that  our  revenues  and  results  of  operations   have  not  been
significantly affected by inflation during the last two years ended May 31, 2005.

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

Liquidity and Capital Resources

As of May 31, 2004, we had cash, cash equivalents and securities available for sale totaling approximately $337,254 compared with $856,903 as of May 31, 2003. Working capital decreased to $2.991 million at May 31, 2004, compared to $3.210 million in the prior year. Our ratio of current assets to current liabilities was 2.68 to 1 as of May 31, 2004, compared to 2.67 to 1 in the prior year. During fiscal 2004, our cash decreased by approximately $519,649. Cash was used to purchase additional vehicles, continue paying notes on existing vehicles, leasehold improvements, and upgrading our systems software and hardware. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was used during the year. We expect to use our credit line as it may be needed from time to time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

Effects of Inflation

We  believe  that  our  revenues  and  results  of  operations   have  not  been
significantly affected by inflation during the last two years ended May 31, 2004.

Item 7. Financial Statements


                                 C O N T E N T S

                                                                       Page
                                                                       -----
Report of Independent Registered Accounting Firm                        21

Consolidated Financial Statements                                       22

Consolidated Balance Sheets                                             22

Consolidated Statements of Operations                                   23

Consolidated Statements of Cash Flows                                   24

Consolidated Statements of Stockholders' Equity                         25

Notes to Consolidated Financial Statements                         26 - 42

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                           Miami, Florida 33156-7564
A Professional Association                             Telephone  (305) 274-1366
                                                       Facsimile  (305) 274-1368
                                                       E-mail     info@uscpa.com
                                                       Internet    www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries (the Company) as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries at May 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                                     /s/ Dohan and Company, P.A.
                                                    Certified Public Accountants

Miami, Florida
September 16, 2005

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                  2005            2004
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  1,258,890   $     337,254
Available-for-sale equity security                          839             839
Accounts receivable, less allowance for doubtful
  accounts of $182,334 and $182,694                   2,215,449       2,083,360
Due from employees                                       10,571           6,821
Other receivables                                        86,968          77,814
Costs and estimated earnings in excess of billings
  on uncompleted contracts                              416,361         488,569
Inventories                                             994,219       1,027,843
Prepaid expenses                                        284,912         291,292
Deferred income tax asset                               265,642         452,819
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  5,533,852       4,766,611
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                             738,319         993,904
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses
  acquired, net                                         143,866         143,866
Other assets                                             72,690          27,627
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                      216,556         171,493
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $  6,488,726   $   5,932,008
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt               $     51,353   $     151,296
Current obligations under capital leases                 22,750          17,047
Accounts payable                                        476,772         808,391
Accrued liabilities                                     614,491         416,313
Deferred revenue                                         81,308         129,822
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      931,292         253,227
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             2,177,966       1,776,096
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income tax liability                           136,481         173,802
Long-term debt                                           82,855          49,300
Long-term obligations under capital leases                  -            22,750
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                             219,336         245,852
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                     2,397,302       2,021,948
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 10, 13 AND 15)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued;
  12,574,896 shares outstanding                         126,614         126,614
Additional paid-in capital                              208,182         208,182
Retained earnings                                     3,850,671       3,669,307
Treasury stock, 86,462 shares at cost                   (23,345)        (23,345)
Unrealized loss on available-for-sale equity security   (70,698)        (70,698)
--------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                      4,091,424       3,910,060
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   6,488,726   $   5,932,008
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31,                              2005            2004
--------------------------------------------------------------------------------
REVENUES EARNED                                   $ 17,061,764    $  16,168,152
COST OF REVENUES EARNED                             12,619,097       11,935,153
--------------------------------------------------------------------------------
GROSS PROFIT                                         4,442,667        4,232,999

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         4,179,816        4,697,553
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BEFORE OTHER
 INCOME AND EXPENSES AND INCOME TAX CREDITS            262,851         (464,554)
--------------------------------------------------------------------------------
INTEREST INCOME                                          2,835            1,962
OTHER INCOME                                            95,555           90,085
INTEREST EXPENSE                                       (20,014)         (12,694)
LOSS ON SALES OF EQUIPMENT                             (10,007)         (12,581)
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                                      68,369           66,772
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES (CREDITS)            331,220         (397,782)
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and state income taxes           193,807              -
Benefit from utilization of net operating
  loss carryforward                                   (193,807)             -
Deferred federal and state income tax                  149,856         (133,234)
--------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES (CREDITS)             149,856         (133,234)
--------------------------------------------------------------------------------
NET INCOME (LOSS)                                     $181,364        $(264,549)
================================================================================
NET INCOME (LOSS) PER SHARE
                            - BASIC               $       0.01    $       (0.02)
                            - DILUTED             $       0.01    $       (0.02)
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         12,574,896       12,574,896
                                    - DILUTED       12,546,325       12,574,896
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31,                              2005            2004
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) from operations               $    181,364    $    (264,549)

Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
Depreciation and amortization                          354,260          438,746
Loss on disposal of property and equipment              10,007              -
Deferred income taxes                                  149,856         (133,234)
Provision for doubtful accounts                           (360)          31,098
Change in assets (increase) decrease:
 Accounts receivable                                  (131,729)         183,069
 Due from employees                                     (3,750)          (1,339)
 Other receivables                                      (9,154)          27,407
 Deferred contract costs                                   -            139,513
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                             72,208          (47,064)
 Inventories                                            33,624         (329,523)
 Prepaid expenses                                        6,380          (41,347)
 Other assets                                          (45,063)         (13,890)
Change in liabilities increase (decrease):
 Accounts payable                                     (331,619)        (118,002)
 Accrued liabilities                                   198,178           42,569
 Deferred revenue                                      (48,514)         (87,514)
 Billings in excess of costs and
  estimated earnings on uncompleted contracts          678,065          106,772
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities     1,113,753          (67,288)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of capitalized lease obligations              (17,047)         (23,073)
 Proceeds from credit line                             400,000          500,000
 Repayment of credit line                             (400,000)        (500,000)
 Proceeds from notes payable                           109,345           53,645
 Payments on notes payable                            (175,733)        (186,320)
--------------------------------------------------------------------------------
Net cash used for financing activities                 (83,435)        (155,748)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                   (179,623)        (296,613)
 Disposal of property and equipment                     70,941              -
--------------------------------------------------------------------------------
Net cash used for investing activities                (108,682)        (296,613)
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                            921,636         (519,649)
CASH, beginning of year                                337,254          856,903
--------------------------------------------------------------------------------
CASH, end of year                                 $  1,258,890    $     337,254
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                     $     14,724    $      12,694
Interest received                                 $      1,498    $       1,962
Income taxes paid                                 $        -      $         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended May 31, 2005 and 2004

                                                          Unrealized
                                                             Loss
                                                          on Available
                    Additional                            -for-Sale
    Common Stock     Paid-in   Retained    Treasury Stock   Equity
  Shares   Amount    Capital   Earnings   Shares    Amount Security    Total
--------------------------------------------------------------------------------
May 31, 2003

12,661,358 $126,614  $208,182  $3,933,856 86,462 ($23,345) ($70,698) $4,174,609

Net Loss
FYE 5/31/04     -          -     (264,549)    -       -        -       (264,549)
--------------------------------------------------------------------------------
May 31, 2004

12,661,358 $126,614  $208,182  $3,669,307  86,462 ($23,345)($70,698) $3,910,060

Net Income
FYE 5/31/05     -           -     181,364     -       -        -        181,364
--------------------------------------------------------------------------------
May 31, 2005

12,661,358 $126,614  $208,182  $3,850,671  86,462 ($23,345)($70,698) $4,091,424
================================================================================
See accompanying notes

Edd Helms Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business

Nature of Operations - Edd Helms Group, Inc. is a Florida corporation and has three reportable segments. The electrical segment has provided electrical service, repair, and maintenance of commercial and residential facilities in the South Florida area since 1975. The air conditioning segment derives the majority of its business activity from its service, repair and maintenance of commercial and residential air conditioning systems, including marine applications in the South Florida area. The third segment provides wireless communication solutions. The nature of the work is the installation, maintenance and repair of antennas and other electronic equipment on cellular towers and rooftops.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Edd Helms Group, Incorporated (EHG) and its wholly owned subsidiaries, Edd Helms Air Conditioning, Inc. (Air Conditioning), Edd Helms Marine Air Conditioning & Refrigeration, LLC.(Marine) and Datatelcom, Inc. (Datatelcom). Activities for Marine are reflected under Air Conditioning. All significant intercompany accounts and transactions of Edd Helms Group, Inc. and Subsidiaries (the Company) for the periods presented have been eliminated in consolidation.

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

Amortization - Goodwill was previously amortized using the straight-line method. Goodwill recognized as a result of the merger on July 1999, was being amortized over five years. Goodwill representing the acquisition of a communications business, acquired during 1999, was being amortized over fifteen years. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Based on the initial impairment test on June 1, 2002, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. The Company performed the impairment test on goodwill as of May 31, 2005, and determined that goodwill was not impaired.

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

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains sweep accounts utilizing nightly repurchase accounts which are uninsured by the Federal Deposit Insurance Corporation. At May 31, 2005, the Company's balances in these sweep accounts totaled $966,115. At May 31, 2005, the Company's uninsured cash and sweep balances total $1,102,668.

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

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2005 and 2004, amounted to $441,903 and $524,853, respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic and Diluted Net Loss Per Share - Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The 400,000 available stock options at May 31, 2005 and 2004, were anti-dilutive and therefore excluded from net loss per share calculations.

Recent Pronouncements

In November 2004, the FASB issued FAS 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued FAS 152 "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67." This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued FAS 153 "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. The accounting for non- monetary exchanges was identified as an area in which the U.S. standard could be improved by eliminating certain differences between the measurement guidance in Opinion 29 and that in IAS 16, Property, Plant and Equipment, and IAS 38, Intangible Assets. This Statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123 as follows:

i. Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii. Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.

iii. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award's value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.


SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"), which is effective for fiscal years ending After December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations, with the exception of SFAS 123R which will have a material impact on compensation expense if stock options are issued in subsequent years.

Note 3. Available-for-Sale Equity Security

Gross unrealized losses on the available-for-sale security at May 31, 2005, was $70,698.

Note 4. Accounts Receivable

Accounts receivable consisted of the following:
                                                        2005            2004
                                                    ------------    -----------
Contracts completed and in progress - billed        $ 1,450,416     $ 1,333,375
Contracts completed and in progress - unbilled          801,326         791,919
Retention                                               146,040         140,760
Allowance for doubtful accounts                        (182,333)       (182,694)
                                                    ------------    -----------
                                                    $ 2,215,449     $ 2,083,360
                                                    ============    ===========
Note 5.  Other receivables

Other receivables consists of refundable amounts due from general liability and workers' compensation insurance carriers based on audits of the premiums paid during the policy periods ending May 31, 2004 and December 1, 2003. In addition to receivables related to a court order for non-payment of work performed and a amount due related to the bartering of services with a business partner.

Note 6. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                                                        2005            2004
                                                    ------------    -----------
Billings on uncompleted contracts                   $ 4,198,380     $ 5,575,290
                                                    ------------    -----------
Costs incurred on uncompleted contracts             ( 2,796,331)     (5,004,060)
Estimated earnings on uncompleted contracts         (   887,118)     (  806,572)
                                                    ------------    -----------
Total costs and estimated earnings on
  uncompleted contracts                             ( 3,683,449)     (5,810,632)
                                                    ------------    -----------
                                                    $   514,931     $  (235,342)
                                                    ============    ===========

These amounts are included in the accompanying consolidated balance sheets as follows:
                                                         2005           2004
                                                    ------------    -----------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                ($    931,292)  ($   253,227)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                   416,361        488,569
                                                    ------------    -----------
                                                   ($    514,931)   $   235,342
                                                    ============    ===========

Note 7. Property and Equipment

Property and equipment consisted of the following:
                                                         2005           2004
                                                    ------------    -----------
Transportation equipment                             $ 1,831,700    $ 1,917,908
Machinery and equipment                                  574,599        577,830
Furniture and fixtures                                    56,964         55,964
Computer equipment and software                          468,634        466,074
Leasehold improvements                                   223,464        210,370
                                                     -----------    -----------
                                                        3,155,361     3,228,146
Accumulated depreciation                            (  2,417,042)  (  2,234,242)
                                                     -----------    -----------
Property and equipment, less
  accumulated depreciation                           $   738,319        993,904
                                                     ===========    ===========

Depreciation expense for the years ending May 31, 2005 and 2004, amounted to $354,260 and $438,746, respectively, and is included in costs of revenues earned and selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

Note 8. Income Taxes

The provisions for income taxes are summarized as follows:
                                                         2005           2004
                                                     ----------     -----------
Current tax, net of utilization of net operating loss carryforwards:

Federal                                              $     -        $      -
State                                                      -               -
                                                     -----------    -----------
 Total current tax                                         -               -
                                                     -----------    -----------


Deferred tax, net of utilization of net operating loss carryforwards:

Federal                                                  135,400       (120,671)
State                                                     14,456        (12,563)
                                                      ----------    -----------
Total deferred tax                                       149,856       (133,234)
                                                      ----------    -----------
Total income taxes                                    $  149,856    $  (133,234)
                                                      ==========    ===========

The Company files consolidated income tax returns with its three wholly-owned corporate subsidiaries. Deferred income taxes and benefits for 2005 and 2004 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 37.63% in both years) that the changes in those temporary differences had on the provision for deferred tax expense are as follows:

                                                         2005           2004
                                                     ------------   ------------
Deferred tax asset:
Accrued officers' salaries                          $      1,922    $     3,264
Allowance for bad debts                                   68,612         68,748
Full absorption cost method                               44,546         45,353
Net operating loss carryforward                          150,562        335,454
                                                    ------------    -----------
Total deferred tax asset                                 265,642        452,819
                                                    ------------    -----------

Deferred tax liability:
Depreciation                                        (    113,826)  (    151,147)
Amortization                                        (     22,655)  (     22,655)
                                                     -----------    -----------
Total deferred tax liability                        (    136,481)  (    173,802)
                                                     -----------    -----------
Net deferred tax asset                               $   129,161    $   279,017
                                                     ===========    ===========

The amounts have been presented in the Company's financial statements as follows:
                                                         2005           2004
                                                    ------------    -----------
Current deferred tax asset                          $    265,642    $   452,819
Non-current deferred tax liability                      (136,481)      (173,802)
                                                    ------------    -----------
Net deferred tax asset                                   129,161    $   279,017
                                                    ============    ===========

The net operating loss carryforwards at May 31, 2005 and 2004, were $400,110 and $891,453 respectively. The federal loss carryforward expires in the tax year 2042.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the entire deferred tax benefit will be recognized in future years. Therefore, no valuation allowance has been established.

Note 9. Employee Benefit Plans

Combined Employee Stock Ownership Plan & Deferred Profit Sharing Plan - The Company has a qualified employee stock ownership plan (ESOP) combined with a deferred compensation profit sharing plan (401K) under Sections 401 and 401K of the Internal Revenue Code, covering substantially all full-time employees. All employee benefit plan administrative expenses are paid at the option of the Company. This current Plan has two different employee groups. As of May 31, 2005 the asset value of this current Plan is $1,557,864.

The first group of employees in the current Plan consists of employees for whom the Company is required to make defined benefit or defined contribution payments under the terms of various collective bargaining agreements. For this specific group, the Company cannot make employer matching or other employer contributions to either the ESOP or 401(k) portions of the current Plan. Employees in this group can and did make their own contributions into the 401(k) portion of the current Plan in 2005 and 2004.

The second group of employees in the current Plan consists of all remaining employees not included in the first group. For this specific group, the Company is permitted to make employer matching or other employer contributions to either the ESOP or 401(k) portions of the current Plan. Employer Contributions to the current Plan are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. For this second group of employees in the current Plan, Employer matching contributions were made into the 401(k) portion of the plan in 2005 and 2004.

Subsequent to the fiscal year end, the Company retained UBS Financial Services to manage and evaluate the current ESOP and 401(k) Plans and to provide financial planning services to our employees. As a result of their evaluation it was determined that the Company would establish a new qualified 401(k) retirement plan effective on June 1, 2005 with elective deferrals into this new Plan effective February 1, 2006. This new Plan will include the same two groups of employees with the same employer matching or other employer contributions rules as the current Plan, but this new Plan will not include the ESOP. A termination request for the current Plan will be submitted to the IRS in February 2006 for approval. Following the IRS approval, all stock owned by the ESOP will be distributed to each employee, and the final cash account balance of each employee will be distributed. Current employees may have the choice to deposit the cash or stock into their account in the new 401(k) Plan, or to purchase an IRA, or to sell the stock and take a lump sum distribution. Former employees may have the choice to keep the stock, purchase an IRA, or sell the stock and take a lump sum distribution. Following these actions the current Plan will be terminated.

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

Note 10. Related Party Transactions

The Company leases its facilities under a three-year operating lease, with a one year renewal option, expiring on September 2005 and September 2006, respectively. The lease is from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from unrelated parties. The leases provide for monthly payments of $17,814 including applicable taxes. Rent expense under these leases totaled $250,802 and $259,720 for the years ended May 31, 2005 and 2004, respectively. The Marine division entered into a new lease of a new facility in the same general area at a monthly payment of $4,742. The leased facility contained two warehouses, of which one of the warehouses was subleased for a monthly payment of $2,392. Effective, December 1, 2004 the lease was amended to exclude the second warehouse, previously subleased. From this date forward the monthly lease payment is $2,392, with no change in the term of the contract. The one year option was exercised and the term of the lease is 4 years, terminating on September 30, 2007. Future minimum rental payments required under the above mentioned leases subsequent to the year ended May 31, are as follows:

              2006                         242,472
              2007                         101,030
                                       -----------
                                       $   343,502
                                       ===========

Note 11. Long-Term Debt

Notes payable consisted of the following:
                                                         2005           2004
                                                     ------------   ------------
Bank notes, payable in monthly installments
totaling $7,365, bearing interest at rates
varying from 0.0% to 16.6%,secured by transportation
equipment, maturing at various dates through
2009.                                                $   134,209     $  200,596
Current maturities of long-term debt                (     51,353)   (   151,296)
                                                     -----------    -----------
Long-term debt                                       $    82,856     $   49,300
                                                     ===========    ===========

Aggregate maturities of notes payable for the years subsequent to the year-ended May 31, 2005 are as follows:

                  2006              $  76,607
                  2007                 53,857
                  2008                 22,616
                  2009                  3,879
                                    ---------
                                    $ 156,959
                                    =========

Interest expense on notes payable amounted to $6,210 and $9,922 for the years ended May 31, 2005 and 2004.

Note 12. Credit Arrangement

The Company has a line of credit with a bank for advances up to $500,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs. Certain information regarding the credit arrangement as of May 31, 2005, is summarized as follows:

        Maximum amount of borrowing outstanding, at any month end   $ 400,000
        Minimum amount of borrowing outstanding at any month end    $    -

Interest expense related to this credit arrangement amounted to $13,178 and $2,450 for the year ended May 31, 2005 and 2005, respectively.

Note 13. Capital Lease Obligations

Capital lease obligations consisted of the following:
                                                         2005           2004
                                                     ------------   ------------
Lease payments, payable in monthly installments
of $3,236 inclusive of imputed interest at rates
varying from 3.99% to 16.63% maturing in 2006        $    22,750    $    39,747

Current obligations under capital lease                  (22,750)   (    17,047)
                                                     ------------   -----------
Long-term obligations under capital lease            $         0    $    22,750
                                                     ============   ===========


Future minimum lease payments under capital
lease for the years ended subsequent to May 31,
are as follows:
                    2006                              $  22,750
                                                      ---------
                                                         22,750
Amount representing interest                         (      635)
                                                      ---------
Present value of future minimum lease payments        $  22,115
                                                      =========

Interest expense recorded on capital lease obligations amounted to $2,918 and $3,129 for the years ended May 31, 2005 and 2004, respectively, and is included in other income and expenses.

Note 14. Accrued Liabilities

Accrued liabilities consisted of the following:
                                                         2005           2004
                                                     ------------   ------------

Compensation, related taxes, and benefits                336,815    $   218,345
Professional fees                                        133,048         80,000
Commissions                                              115,504            -
Other, including accrued claims                           29,124        117,968
                                                     ------------   -----------
                                                     $   614,491    $   416,313
                                                     ============   ===========

Note 15.  Commitments and Contingencies

Operating Leases - The Company also leases various office equipment under non-cancellable leases expiring at various dates through September 2007. Rent expense under these operating leases was $16,634 in the current year and is included in selling, general, and administrative expenses.

In addition, the Company leases several automobiles. The leases have monthly payments ranging from $468 to $585. Lease payments totaled $23,105 and $31,246 for the years ended May 31, 2005 and 2004, respectively. Future minimum lease payments under all operating leases for years subsequent to May 31, 2005 are:

                           2006                            585
                                                    ----------
                                                    $      585
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

Note 16. Segments and Related Information

The Company's three business segments have separate management teams and infrastructures that offer different services. They are managed separately because each business segment provides different unrelated services. The Company's three business segments are Electric, Air Conditioning and DataTelcom. The Company provides electrical service, repair, and maintenance of commercial and residential facilities through Electric. Installation, service, repair and maintenance of commercial and residential air conditioning systems are done through Air Conditioning. DataTelcom provide installation, repair and maintenance of wireless communications equipment.

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

Year Ended
May 31, 2005          Electric      HVAC     DataTelcom  Unallocated    Total
--------------------------------------------------------------------------------
Revenues earned -
  External customers $7,463,361   $6,407,089 $3,191,315       -     $17,061,765
  Intersegment          364,396       38,554      8,785       -         411,735
--------------------------------------------------------------------------------
Total revenues
  earned             $7,827,757   $6,445,643 $3,200,100       -     $17,473,500
================================================================================
Gross margins        $2,110,394   $1,628,653 $  703,621       -     $ 4,442,668
================================================================================
Operating earnings   $   81,757   $  117,430 $  132,033       -     $   331,220
================================================================================
Depreciation and
 amortization        $  190,335   $   91,170 $   72,755       -     $   354,260
================================================================================
Interest expense     $    8,091   $    7,852 $    4,071       -     $    20,014
================================================================================
Total assets        $ 4,348,613   $  828,043 $  316,863 $1,182,385  $ 6,675,904
================================================================================
Capital expend.     $    97,899   $   62,385 $   19,339 $     -     $   179,623
================================================================================


Year Ended
May 31, 2004          Electric      HVAC     DataTelcom Unallocated     Total
--------------------------------------------------------------------------------
Revenues earned -
 External customers $11,004,154  $ 5,163,998          $       -    $ 16,168,152
 Intersegment            81,912      169,585                  -         251,497
--------------------------------------------------------------------------------
Total revenues
 earned             $11,086,066  $ 5,333,583          $       -    $ 16,419,649
================================================================================
Gross margins       $ 2,791,202  $ 1,441,797          $       -    $  4,232,999
================================================================================
Operating earnings
 (loss)             $  (241,680) $  (156,102)         $       -    $   (397,782)
================================================================================
Depreciation and
 amortization       $   325,122  $   113,624          $      -     $    438,746
================================================================================
Interest expense    $     8,564  $     4,130          $      -     $     12,694
================================================================================
Total assets        $ 3,091,046  $ 1,543,614          $ 1,297,348  $  5,932,008
Capital expend.        $132,611  $    75,577          $   101,006  $    309,194
================================================================================

Note 17.  Legal Proceedings.

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

2. The Company is engaged in litigation with Cameron Baird, Cameron Baird v. Edd Helms Group, Inc. d/b/a Edd Helms Electric, Case No. 01-10407 (08), Circuit Court in and for Broward County, Florida. The proceeding commenced on June 14, 2001. A judgment of $47,000 was awarded against the Company. The Plaintiff's attorney filed a request for fees and was awarded a judgment in the amount of $203,000. The Company has filed an appeal in this matter and has issued an irrevocable letter of credit against this judgment in the amount of $230,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal years covered by this report, we did not have a change in or a disagreement with our accountants. We initially appointed Dohan and Company, Certified Public Accountants, as our auditors in 1997.

Item 8a.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer, Executive Vice President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Executive Vice President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer, Executive Vice President, and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended May 31, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Sections 16(a) of the Exchange Act.

Rules promulgated by the Securities and Exchange Commission govern the reporting of securities transactions by directors, executive officers and holders of 10% or more of our common stock. Based solely upon our review of copies of reports filed with the SEC and received by us, we believe that our directors and executive officers have filed all required reports during the year-ended May 31, 2005.

Our directors and executive officers are as follows:

Director
Name                 Since         Age      Position
-----                -----         ---      --------
W. Edd Helms, Jr.    1985           59      Chairman of the Board of
                                            Directors, President and
                                            Chief Executive Officer

L. Wade Helms        1986           48      Executive Vice President, Secretary,
                                            Treasurer and Director

Dean A. Goodson      2005           37        Chief Financial Officer

Joseph M. Komarmy    1984           58      Vice President

Walter Revell**      2002           70      Independent Director

Edward McCarthy*     2002           61      Independent Director

* Designates member of the audit and compensation committees of the Board of Directors.

** Designated as a financial expert and member of the audit and compensation committees of the Board of Directors

W. Edd Helms, Jr., since 1985, has been our Chairman of the Board of Directors, President, and Chief Executive Officer. Edd Helms is also the President of Edd Helms Air Conditioning, Inc., Edd Helms Marine Air Conditioning & Refrigeration, LLC., and Datatelcom, Inc. Edd Helms served as the Chief Financial Officer until March 2005. Prior to the merger of Edd Helms Incorporated with and into the Hotelecopy, Inc. ("Merger"), Edd Helms was the President and Director of Edd Helms, Incorporated. Edd Helms graduated in 1969 from the Joint Apprenticeship Program of the National Electrical Contractors Association and International Brotherhood of Electrical Workers. Edd Helms is the brother of L. Wade Helms.

L. Wade Helms has been our Executive Vice President, Secretary, Treasurer, and Director since the Merger. From February 1986 until the effective date of the Merger, Wade Helms served in the capacity of Executive Vice President and a Director of Hotelecopy. From 1983 to 1986, he was the Chief Financial Officer and Vice President of Edd Helms, Incorporated and he served as a Director of Edd Helms, Incorporated from 1984 until 1990. Wade Helms graduated in 1979 from Florida State University with a Bachelors Degree in Economics

Dean A. Goodson has been our Chief Financial Officer since March 2005. From May 2003 until March 2005, Dean Goodson was our Controller. From 1999 until 2003 he was employed by a variety of companies with responsibilities ranging from ERP system implementations to corporate mergers and acquisitions. From 1992 until 1999 he was employed at Rinker Materials with his last position being Field Controller. From 1991 to 1992 he was employed at Tri-City Electric as a Staff Accountant. Dean Goodson graduated in 1991 from Florida International University with a Bachelors Degree in Accounting.

Joseph M. Komarmy has been our Vice President since the merger. Joe Komarmy was Vice President of Edd Helms, Incorporated since 1984. He served as a Director from April 5, 2002 until March 1, 2005.

Walter Revell has been Chairman of the Board and CEO of H. J. Ross Associates, Inc., a consulting engineering, planning and environmental firm in Coral Gables, Florida, since 1991, and also Chairman and CEO of Revell Investments International, Inc., since 1984. He was President, CEO and a Director of Post, Buckley, Schuh & Jernigan, Inc. from 1975 to 1983 after serving as Secretary of Transportation for the State of Florida from 1972 to 1975. Walter Revell is a Director and Chairman of the Audit Committee of The St. Joe Company, and a Director of Rinker Materials and other closely-held companies. He is Chairman of the Greater Miami Foreign Trade Zone and also Chairman of the Florida Energy 2020 Study Commission by appointment of Governor Jeb Bush.

Edward J. (Ted) McCarthy is currently Vice President and General Manager of William Lehman Leasing Corporation, a position he has held since 1976. William Lehman Leasing is a 32 year old company associated with the William Lehman Dealership Organization. Ted McCarthy has been with leasing since 1973. He has also served as Vice President and General Manager of William Lehman Dodge from 1985 to 1987 and Vice President and General Manager of William Lehman Isuzu, Suzuki, and Subaru from 1991 to 1999.

Directors are elected to hold office until the next Annual Meeting and until their respective successors are elected and qualified. Our officers are elected by the Board of Directors at the Annual Meeting and hold office for the term of one year.

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

--------------------------------------------------------------------------------
Annual Compensation                              Long-Term Compensation
--------------------------------------------------------------------------------
                                                 Awards                 Payouts
--------------------------------------------------------------------------------
   (a)          (b)   (c)       (d)      (e)      (f)   (g)      (h)      (i)
-------------  ----  --------  --------  ------- ----- -------  ----- ----------
Name and       FYE   Salary    Bonus     Other   Restr Option/  LTIP   All Other
Principal                      Annual    Stock   ted    SARs    Pay-  comp.(inc.
Position                       Comp      Awards                 outs       cars)
-------------  ----  --------  --------  ------- ----- -------  ----- ----------

W. Edd Helms,  2005  $206,313                                            $  -
Jr.            2004  $250,000                                            $  -
               2003  $250,000                                            $ 3,277
President and
Chief Executive
 Officer
-------------  ----  --------  --------  ------- ----- -------  ----- ----------

L. Wade Helms  2005   $92,490                                            $20,044
               2004   $95,004   $ 3,000                                  $21,122
               2003   $95,004   $30,000  $12,500                         $13,702
Executive Vice
President
-------------  ----  --------  --------  ------- ----- -------  ----- ----------

Dean Goodson   2005   $82,505                                            $   -
               2004   $  -                                               $   -
               2003   $  -                                               $   -
Chief
Financial Officer
-------------  ----  --------  --------  ------- ----- -------  ----- ----------

Joseph M.      2005   $96,802                                            $23,770
Komarmy        2004  $106,121   $ 3,000                                  $24,561
               2003  $106,121   $30,000  $12,500                         $15,341
Vice President
-------------  ----  --------  --------  ------- ----- -------  ----- ----------

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

                           Amt. Of Beneficially
      Name                 Owned Common Stock          Percent
-------------------        -------------------         -------
W. Edd Helms, Jr.                9,861,159              77.88%   (1)(9)
L. Wade Helms                       54,961                .43%      (2)
Dean A. Goodson                          0                .00%
Joseph M. Komarmy                  120,551                .95%      (3)
Carol Helms                      9,023,539              71.26%   (4)(9)
Walter L. Revell                    25,935                .20%      (5)
Edward McCarthy                      2,580                -         (6)
ESOP                             1,159,970               9.16%      (7)
All officers and directors      10,282,663              81.77%      (8)

The address of all four of our officers is: 17850 N.E. 5th Ave, Miami, Florida 33162.

(1) This includes 8,957,934 shares held as a joint tenant with his wife Carol Helms, 632,377 shares in his name, and 270,848 shares attributed to him due to his percentage ownership of our ESOP, which holds 1,159,970 shares of our common stock.

(2) This includes the 2,147 shares held as joint tenants with his wife, 500 shares he owns in street name, 50,000 shares issued in January of 2002, and 2,314 shares in the ESOP. This does not include stock option to acquire 200,000 shares of our stock pursuant to our incentive stock plan at a purchase price of $.15 which options will expire in 2011.

(3) This includes 50,000 shares issued in January of 2002, and 70,551 shares in the ESOP. This does not include an option to acquire 200,000 shares of our stock pursuant to the our incentive stock option plan at a purchase price of $.15 which options will expire in 2011.

(4) This includes 8,957,934 shares held as a joint tenant with her husband, Edd Helms, and 65,605 shares attributed to Mrs. Carol Helms due to her percentage ownership of our ESOP. However, only 65,605 shares for Mrs. Carol Helms are added to determine the total number of beneficially owned common shares for all officers and directors. (5) Walter L. Revell has sole voting and investment power of these shares. This does not include 10,000 nonqualified stock options awarded April 5, 2002.

(6) Edward McCarthy shares voting and reinvestment power of these shares with his wife. This does not include 10,000 nonqualified stock options awarded April 5, 2002.

(7) The ESOP was adopted by Edd Helms, Incorporated on May 15, 1995, and at the time of the merger was funded with 638 shares of the common stock of Edd Helms, Incorporated. As a result of the merger with Hotelecopy, the ESOP received 1,378,781 of our shares of common stock. Since the merger, 218,811 shares have been distributed from the ESOP so that as of May 31, 2005, the ESOP held 1,159,970 shares.

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


Item 14. Principal Accountant Fees and Services

Audit Fees

Dohan and Company, CPA's, billed $102,338 for professional services rendered for the audit of our annual financial statements for fiscal year 2004 and the reviews of the financial statements included in our Forms 10-QSB for that fiscal year. For fiscal year 2005, the amount billed or accrued for the same services is expected to be $108,738.

Tax Fees

Dohan and Company, CPA's, billed $6,380 for fiscal year May 31, 2004, for professional tax services and is expected to bill approximately $7,000 for fiscal year ended May 31, 2005.

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

                                       Date: February 2, 2006

In accordance with the Exchange Act, this report has been signed on the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By:/s/ W. Edd Helms, Jr.
                                          -------------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                          AND DIRECTOR


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

                                       Date: February 2, 2006