Form 10QSB
period 2005-08-31
EDD HELMS GROUP INC
filed 2006-02-22
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended August 31, 2005

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

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on February 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - August 31, 2005.             2
         Consolidated Statements of Income
          (unaudited) - Three months ended August 31, 2005 and 2004.           3
         Consolidated Statements of Cash Flows (unaudited) - Three months
            ended August 31, 2005 and 2004.                                    4
         Notes to Consolidated Financial Statements (unaudited).               5
Item 2. Management's Discussion and Analysis or Plan of Operation.             6
Item 3. Controls and Procedures.                                               8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                     8
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.           8
Item 3. Defaults Upon Senior Securities.                                       8
Item 4. Submission of Matters to a Vote of Security Holders.                   8
Item 5. Other Information.                                                     8
Item 6. Exhibits and Reports on Form 8-K.                                      9

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)                           August 31, 2005
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $  859,863
Available-for-sale equity security                                          839
Accounts receivable, less allowance for doubtful
  accounts of $179,289                                                3,443,788
Other receivables                                                       203,756
Due from employees                                                       10,853
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                  507,593
Inventories                                                           1,240,683
Prepaid expenses                                                        179,828
Deferred income taxes                                                   231,211
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  6,678,414
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                             782,102
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                             77,860
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      221,726
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $7,682,242
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                 $   86,567
Current obligations under capital leases                                  7,444
Accounts payable                                                      1,182,661
Accrued liabilities                                                     612,139
Deferred revenue                                                        121,939
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                   1,157,730
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             3,168,480
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   136,481
Long-term debt                                                          135,707
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             272,188
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     3,440,668
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     4,000,821
Treasury stock, 86,462 shares at cost                                   (23,345)
Accumulated other comprehensive loss                                    (70,698)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            4,241,574
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $7,682,242
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended August 31,                                2005        2004
--------------------------------------------------------------------------------
REVENUES EARNED                                         $4,714,326   $4,504,891
COST OF REVENUES EARNED                                  3,519,726    3,145,110
--------------------------------------------------------------------------------
GROSS PROFIT                                             1,194,600    1,359,781
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                  1,027,959    1,021,320
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)                           166,641      338,461
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                                              1,627          471
Interest expense                                            (3,098)      (3,732)
Gain (loss) on disposal of
  property and equipment                                       -        (20,437)
Other income                                                19,411       43,854
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                                          17,940       20,156
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 184,581      358,617
--------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes                                 (69,457)    (134,948)
Benefit from utilization of net operating
  loss carryforward                                         69,457      134,948
Deferred federal and state income tax                       34,431          -
--------------------------------------------------------------------------------
Total income taxes                                          34,431          -
--------------------------------------------------------------------------------
NET INCOME                                                $150,150     $358,617
================================================================================
NET INCOME PER SHARE - BASIC                                 $0.01      $ 0.03
                     - DILUTED                               $0.01      $ 0.03
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC                                  12,574,896  12,574,896
                 -DILUTED                                12,674,896  12,712,887
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      August 31,   August 31,
For the Three Months Ended                                 2005         2004
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $150,150     $358,617
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                               79,220      133,395
Loss on disposal of asset                                      -          9,410
Provision for doubtful accounts                             10,606       14,426
Deferred income taxes                                       34,431          -
Changes in assets (increase) decrease:
Accounts receivable                                     (1,238,946)      89,230
Due from employees                                            (282)          22
Other receivables                                         (116,788)    (125,255)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     (91,231)    (514,503)
Inventories                                               (246,464)       9,015
Prepaid expenses                                           105,084       87,465
Other assets                                                (5,170)     (15,000)
Changes in liabilities increase (decrease):
Accounts payable                                           705,889       77,629
Accrued liabilities                                         (2,352)     (63,117)
Deferred revenues                                           40,631      (70,884)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        226,438       71,390
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities          (348,784)      61,840
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (123,003)         -
--------------------------------------------------------------------------------
Net cash (used) by investing activities                   (123,003)         -
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of capitalized lease obligations                 (15,306)      (2,636)
 Proceeds from credit line                                     -        250,000
 Proceeds from notes payable                               146,900          -
 Payments on notes payable                                 (58,834)     (60,290)
--------------------------------------------------------------------------------
Net cash provided by financing activities                   72,760      187,074
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                               (399,027)     248,914
CASH, beginning of period                                1,258,890      337,255
--------------------------------------------------------------------------------
CASH, end of period                                     $  859,863   $  586,169
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                                $3,098     $3,732
Interest received                                             1,627        471
Income taxes paid                                                 -         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ending August 31, 2005, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2006.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2005, appearing in the Company's Form 10-KSB to be filed with the Securities and Exchange Commission.

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

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three months ended August 31, 2005 and August 31, 2004, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options since May 31, 2005.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the three months ended August 31, 2005, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                              Electric        HVAC    DataTelcom       Total
--------------------------------------------------------------------------------
Revenues earned             $ 1,895,454   $ 2,035,018   $783,854    $4,714,326
Cost of revenues earned      (1,292,930)   (1,518,136)  (708,660)   (3,519,726)
--------------------------------------------------------------------------------
Gross margins                   602,524       516,882     75,194     1,194,600
Expenses                       (438,955)     (412,126)  (158,938)   (1,010,019)
--------------------------------------------------------------------------------
Income (Loss) before
 income taxes                 $ 163,569     $ 104,756  $ (83,744)   $  184,581
================================================================================


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

REVENUES EARNED

Revenues for the three months ended August 31, 2005 as compared to August 31, 2004, increased approximately 4.6%. The increase can be attributed to positive economic conditions and a company-wide focus to grow revenues by adding additional sales staff.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended August 31, 2005 as compared to August 31, 2004 increased 4.8%. The change stems from lower margin construction jobs, as opposed to service work, where the cost components require less labor and more material. The cost of revenues earned in the current quarter is lower than budgeted but at an acceptable level.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by under 1% for the three months ended August 31, 2005 as compared to August 31, 2004. The slight increase is within an acceptable range as compared to budget. We continue to focus on overhead cost control and adhering to operational budgets developed to measure deviations from our cost model.

NET PROFIT

The net income for the three months ended August 31, 2005, was consistent with expectations. The profit can be attributed to a focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $82,191 for the three months ended August 31, 2005, from August 31, 2004. Our ratio of current assets to current liabilities for the three months ended August 31, 2005, was 2.12, as compared to a ratio of 2.74 at August 31, 2004. Compared to August 31, 2004, our cash balance for the three months ended August 31, 2005, increased by $273,694, our accounts receivable increased by $1,464,084 and our accounts payable increased by $296,642. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no outstanding balance on our line of credit at August 31, 2005. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the quarter ended August 31, 2005 we acquired equipment through the issuance of debt.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of August 31, 2006. Based on that evaluation, we has concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

During the quarter ended August 31, 2005, there were no changes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

31.1-3 Certifications of the Chief Executive Officer, Chief Financial Officer, and Executive Vice President required by Rule 13a-14(a)/15d-14(a)

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

Date: February 21, 2006                 /s/  W. Edd Helms, Jr.
      -----------------                 ----------------------
                                        W. Edd Helms, Jr. President, Chief
                                        Executive Officer