Form 10QSB
period 2005-11-30
EDD HELMS GROUP INC
filed 2006-04-26
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended November 30, 2005

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

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on March 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - November 30, 2005.           2
         Consolidated Statements of Income (unaudited) - Three and             3
            six months ended November 30, 2005 and 2004.
         Consolidated Statement of Cash Flows (unaudited) - Six 6 months ended
            November 30, 2005 and 2004.                                        4
         Notes to Consolidated Financial Statements (unaudited).               5
Item 2. Management's Discussion and Analysis or Plan of Operation.             7
Item 3. Controls and Procedures.                                               8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                     9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.           9
Item 3. Defaults Upon Senior Securities.                                       9
Item 4. Submission of Matters to a Vote of Security Holders.                   9
Item 5. Other Information.                                                     9
Item 6. Exhibits and Reports on Form 8-K.                                      9

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
November 30,                                                             2005
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $707,176
Available-for-sale equity security                                          839
Accounts receivable, less allowance for doubtful
  accounts of $205,561                                                3,628,113
Other receivables                                                       158,858
Due from employees                                                       12,445
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                1,099,034
Inventories                                                           1,419,990
Prepaid expenses                                                        107,836
Deferred income taxes                                                   265,641
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  7,399,932
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                             979,597
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                            252,020
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      395,886
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $8,775,415
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of short-term debt                                $  455,736
Current maturities of long-term debt                                     72,139
Current obligations under capital leases                                 84,220
Accounts payable                                                      1,196,976
Accrued liabilities                                                     809,612
Deferred revenue                                                        107,237
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     696,976
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             3,422,896
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   136,481
Long-term debt                                                          117,492
Long-term debt under capital leases                                     167,952
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             421,925
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     3,844,821
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     4,689,841
Treasury stock, 86,462 shares at cost                                   (23,345)
Accumulated other comprehensive loss                                    (70,698)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            4,930,594
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $8,775,415
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For The                 For The
                                   Three Months Ended        Six Months Ended
                                       November 30             November 30
                                    2005        2004        2005        2004
--------------------------------------------------------------------------------
REVENUES EARNED                  $5,867,322  $4,138,182 $10,581,646  $8,643,073
COST OF REVENUES EARNED           4,073,805   2,891,683   7,593,531   6,036,793
--------------------------------------------------------------------------------
GROSS PROFIT                      1,793,517   1,246,499   2,988,115   2,606,280
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           1,136,574   1,154,898   2,164,531   2,176,218
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME(EXPENSES)     656,943      91,601     823,584     430,062
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                         902         430       2,529         901
Interest expense                     (3,206)     (5,739)     (6,304)     (9,471)
Gain (loss) on disposal of
  property and equipment                -           -           -        (9,477)
Other income                            (50)     22,456      19,361      55,349
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                   (2,354)     17,147      15,586      37,302
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES          654,589     108,748     839,170     467,364
--------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes         (246,322)    (38,126)   (315,779)   (173,074)
Benefit from utilization of net
  operating loss carryforward       246,322      38,126     315,779     173,074
Deferred Federal and State
  income tax                        (34,431)        -       (68,862)        -
--------------------------------------------------------------------------------
Total income taxes                  (34,431)        -       (68,862)        -
--------------------------------------------------------------------------------
NET INCOME                         $620,158     $108,748   $770,308     467,364
================================================================================
NET INCOME PER SHARE - BASIC       $   0.05     $   0.01   $   0.06     $  0.04
                     - DILUTED     $   0.05     $   0.01   $   0.06     $  0.03
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC          12,574,896   12,574,896 12,574,896  12,574,896
                 -DILUTED        12,689,182   12,702,169 12,689,182  12,702,169
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)    November 30,  November 30,
For the Six Months Ended                                  2005          2004
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $770,308      $467,364
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                            158,096       266,838
Loss on disposal of asset                                    -           9,477
Provision for doubtful accounts                           23,227         1,946
Deferred income taxes                                     68,862           -
Changes in assets (increase) decrease:
Accounts receivable                                   (1,435,891)     (520,229)
Due from employees                                        (1,874)       (1,405)
Other receivables                                        (71,890)      (89,822)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                  (682,675)      (37,163)
Inventories                                             (425,771)      (52,915)
Prepaid expenses                                         177,076       136,308
Other assets                                            (179,330)      (54,063)
Changes in liabilities increase (decrease):
Accounts payable                                         720,204       (68,639)
Accrued liabilities                                      195,121      (110,455)
Deferred revenues                                         25,929       (41,424)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                     (234,316)      268,113
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities        (892,924)      173,931
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     (399,374)      (64,374)
 Disposal of property and equipment                          -          10,960
--------------------------------------------------------------------------------
Net cash (used) by investing activities                 (399,374)      (53,414)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital lease obligations                 242,576           -
 Payments of capitalized lease obligations               (13,152)      (17,047)
 Proceeds from credit line                               455,737       250,000
 Proceeds from notes payable                              94,048        50,948
 Payments on notes payable                               (38,625)      (91,308)
--------------------------------------------------------------------------------
Net cash provided by financing activities                740,584       192,593
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                         (551,714)      313,110
CASH, beginning of period                              1,258,890       337,255
--------------------------------------------------------------------------------
CASH, end of period                                   $  707,176    $  650,365
================================================================================



EDD HELMS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)

For the Three Months Ended November 30,                     2005          2004
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest paid                                             $6,304        $9,471
Interest received                                          2,529           901
Income taxes paid                                            -             -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ending November 30, 2005, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2006.

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

NOTE 2.  COMMITMENTS AND CONTINGENCIES

1. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings. We continually notified Siemens that installation prior to the approval of engineered drawings would result in errors or necessity of redoing work. We turned out to be correct. Additional costs were incurred by us and Siemens refused to pay for the additional costs. In addition, Siemens failed to provide approved engineered drawings for us to perform under our contract. As a result, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation. Damages are in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time our legal counsel has informed us that there is no reason to believe that there will be any material adverse effect on the Company.


2. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client. A contingency agreement allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. We believe there is substantial case law that supports our opinion and we are confident that we will prevail in this matter.

Considering the circumstances; we do not believe that the ultimate result of both these cases will have an adverse effect on the financial condition of the Company. In September 2005, we started accruing legal fee expense at a rate of $15,000 per month to cover the cost of prosecution and defense of these cases. At February 28, 2006, our total legal fee accrual is $90,000.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three and six months ended November 30, 2005 and November 30, 2004, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options since May 31, 2005.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the six months ended November 30, 2005, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated quarterly based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                 Electric      HVAC    DataTelcom    Total
--------------------------------------------------------------------------------
Revenues earned                $ 4,559,995 $ 4,346,007 $ 1,675,644  10,581,646
Cost of revenues earned         (2,956,874) (3,141,309) (1,495,347) (7,593,530)
--------------------------------------------------------------------------------
Gross margins                    1,603,121   1,204,698     180,297   2,988,116
Expenses                          (944,923)   (858,798)   (345,225) (2,148,946)
--------------------------------------------------------------------------------
Income (Loss) before
income taxes                   $   658,198 $   345,900 $  (164,928)$   839,170
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

REVENUES EARNED

Revenues for the three months ended November 30, 2005 as compared to November 30, 2004, increased 41.8%. Revenues for the six months ended November 30, 2005 as compared to November 30, 2004, increased approximately 22.4%. Revenues for the three months ended November 30, 2005 were impacted in a positive way due to work generated as a result of Hurricane Wilma. The six month increase can be attributed to positive economic conditions and a company-wide focus to grow revenues by adding additional sales staff.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues decreased 0.4% for the three months ended November 30, 2005 as compared to November 30, 2004. Costs of revenues earned as a percentage of revenues for the six months ended November 30, 2005 as compared to November 30, 2004 increased 0%. The positive change for the three months ended November 30, 2005 as compared to 2004 was a result of well-run jobs which came in under estimated cost. The slight increase for the six months ended November 30, 2005 as compared to 2004 was a result of more construction work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by under 1% for the three and six months ended November 30, 2005 as compared to November 30, 2004. We continue to focus on overhead cost control and adhering to operational budgets developed to measure deviations from our cost model. Considering the significant increase in revenues, these expenses are in line with budget.

NET PROFIT

The net income for the three and six months ended November 30, 2005, was consistent with expectations. The profit can be attributed to a focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $378,706 for the six months ended November 30, 2005, from November 30, 2004. Our ratio of current assets to current liabilities for the six months ended November 30, 2005, was 2.16, as compared to a ratio of 2.76 at November 30, 2004. Compared to November 30, 2004, our cash balance for the six months ended November 30, 2005, increased by $56,811, our accounts receivable increased by $1,047,391 and our accounts payable increased by $457,224. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have a $455,737 outstanding balance on our line of credit at November 30, 2005. Of this amount $230,737 was used to fund a letter of credit for litigation related to the Baird attorney fees. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the quarter ended November 30, 2005 we acquired equipment through the issuance of debt.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of November 30, 2006. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls.
There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

1. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings. We continually notified Siemens that installation prior to the approval of engineered drawings would result in errors or necessity of redoing work. We turned out to be correct. Additional costs were incurred by us and Siemens refused to pay for the additional costs. In addition, Siemens failed to provide approved engineered drawings for us to perform under our contract. As a result, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation. Damages are in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time our legal counsel has informed us that there is no reason to believe that there will be any material adverse effect on the Company.


2. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client. A contingency agreement allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. We believe there is substantial case law that supports our opinion and we are confident that we will prevail in this matter.

Considering the circumstances; we do not believe that the ultimate result of both these cases will have an adverse effect on the financial condition of the Company. In September 2005, we started accruing legal fee expense at a rate of $15,000 per month to cover the cost of prosecution and defense of these cases. At February 28, 2006, our total legal fee accrual is $90,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended November 30, 2005, there were no changes.

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

Date: April 26, 2006                       /s/  W. Edd Helms, Jr.
      --------------                       ----------------------
                                           W. EDD HELMS, JR. PRESIDENT, CHIEF
                                           EXECUTIVE OFFICER