Form 10QSB
period 2006-02-28
EDD HELMS GROUP INC
filed 2006-07-07
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended February 28, 2006

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

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on May 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - February 28, 2006.          2
         Consolidated Statements of Income (unaudited) - Three and
              nine months ended February 28, 2006 and 2005.                   3
         Consolidated Statements of Cash Flows (unaudited) - Nine
              months ended February 28, 2006 and 2005.                        4
         Notes to Consolidated Financial Statements (unaudited).              6
Item 2. Management's Discussion and Analysis or Plan of Operation.            8
Item 3. Controls and Procedures.                                              9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          9
Item 3. Defaults Upon Senior Securities.                                      9
Item 4. Submission of Matters to a Vote of Security Holders.                  9
Item 5. Other Information.                                                    9
Item 6. Exhibits and Reports on Form 8-K.                                     9

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
February 28,                                                             2006
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $1,111,009
Available-for-sale equity security                                          839
Accounts receivable, less allowance for doubtful
  accounts of $158,695                                                3,223,952
Other receivables                                                       117,965
Due from employees                                                        7,327
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                1,196,874
Inventories                                                           1,422,782
Prepaid expenses                                                        244,842
Deferred income taxes                                                   162,348
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  7,487,938
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                             912,376
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                            283,860
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      427,726
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $8,828,040
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of short-term debt                                $  230,737
Current maturities of long-term debt                                     85,280
Current obligations under capital leases                                 81,757
Accounts payable                                                      1,193,849
Accrued liabilities                                                     920,521
Deferred revenue                                                         83,506
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     998,778
Provision for income taxes payable                                      218,980
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             3,813,408
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   136,481
Long-term debt                                                          109,580
Long-term debt under capital leases                                     142,993
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             389,054
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     4,202,462
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                                126,614
Additional paid-in capital                                              208,182
Retained earnings                                                     4,384,825
Treasury stock, 86,462 shares at cost                                   (23,345)
Accumulated other comprehensive loss                                    (70,698)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            4,625,578
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $8,828,040
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 For The For The
                      Three Months Ended Nine Months Ended
                                       February 28             February 28
                                    2006        2005        2006        2005
--------------------------------------------------------------------------------
REVENUES EARNED                  $4,916,726  $4,028,958 $15,498,372 $12,672,031
COST OF REVENUES EARNED           3,645,533   3,226,257  11,239,064   9,263,050
--------------------------------------------------------------------------------
GROSS PROFIT                      1,271,193     802,701   4,259,308   3,408,981
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           1,246,706   1,003,337   3,411,237   3,179,555
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME(EXPENSES)      24,487    (200,636)    848,071     229,426
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                         677         597       3,206       1,498
Interest expense                    (10,182)     (5,253)    (16,486)    (14,724)
Gain (Loss) on disposal of
  property and equipment                750        (530)        750     (10,007)
Other income                          1,525      25,973      20,886      81,323
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                   (7,230)     20,787       8,356      58,090
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES           17,257    (179,849)    856,427     287,516
--------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes            6,494      67,548     322,273    (105,526)
Benefit from utilization of net
  operating loss carryforward        (6,494)    (67,548)   (103,293)    105,526
Deferred Federal and State
  income tax                            -           -       103,293         -
--------------------------------------------------------------------------------
Total income taxes                      -           -           -           -
--------------------------------------------------------------------------------
NET INCOME                         $ 17,257   $(179,849)   $534,154     287,516
================================================================================
NET INCOME PER SHARE - BASIC       $   0.00    $  (0.01)   $   0.07     $  0.02
                     - DILUTED     $   0.00    $  (0.01)   $   0.07     $  0.02
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC          12,574,896   12,574,896 12,574,896  12,574,896
                 -DILUTED        12,702,169   12,702,169 12,702,169  12,702,169
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)    February 28,  February 28,
For the Nine Months Ended                                 2006          2005
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $534,154      $287,516
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                            252,518       278,046
(Gain) loss on disposal of asset                            (750)        9,477
Provision for doubtful accounts                          (23,639)          -
Deferred income taxes                                    103,293        (3,405)
Changes in assets (increase) decrease:
Accounts receivable                                     (984,864)      468,766
Due from employees                                         3,244          (414)
Other receivables                                        (30,997)     (189,713)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                  (780,513)     (760,583)
Inventories                                             (428,563)      (83,256)
Prepaid expenses                                          40,070        17,195
Other assets                                            (211,170)      (55,477)
Changes in liabilities increase (decrease):
Accounts payable                                         717,077        (4,020)
Accrued liabilities                                      306,030       226,067
Deferred revenues                                          2,197       315,205
Billings in excess of costs and estimated
  earnings on uncompleted contracts                       67,488       166,043
Provision for income taxes payable                       218,980           -
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities        (215,445)      671,447
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     (425,825)      (64,374)
 Disposal of property and equipment                          -          79,600
--------------------------------------------------------------------------------
Net cash (used) by investing activities                 (425,825)       15,226
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital lease obligations                 241,289           -
 Payments of capitalized lease obligations               (39,289)      (17,047)
 Proceeds from credit line                               230,737       250,000
 Proceeds from notes payable                             117,505        78,091
 Payments on notes payable                               (56,853)     (106,434)
--------------------------------------------------------------------------------
Net cash provided by financing activities                493,389       204,610
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                         (147,881)      891,283
CASH, beginning of period                              1,258,890       337,254
--------------------------------------------------------------------------------
CASH, end of period                                   $1,111,009    $1,228,537
================================================================================

EDD HELMS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)

For the Nine Months Ended February 28,                      2006          2005
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest paid                                           $ 16,486      $ 14,724
Interest received                                          3,206         1,498
Income taxes paid                                            -             -
Non-cash investing and financing activities:
  Acquisition of transportation equipment
   Financed with debt                                    425,825        97,747
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ending February 28, 2006, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2006.

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

NOTE 2.  COMMITMENTS AND CONTINGENCIES

1. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time our legal counsel has informed us that there is no reason to believe that there will be any material adverse effect on the Company.


2. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. We believe there is substantial case law that supports our opinion and we are confident that we will prevail in this matter.

Considering the circumstances; we do not believe that the ultimate result of both these cases will have an adverse effect on the financial condition of the Company. In September 2005, we started accruing legal fee expense at a rate of $15,000 per month to cover the cost of prosecution and defense of these cases. At February 28, 2006, our total legal fee accrual is $90,000.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three and nine months ended February 28, 2006 and February 28, 2005, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options since May 31, 2005.

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

                                 Electric      HVAC    DataTelcom       Total
--------------------------------------------------------------------------------
Revenues earned                $ 6,500,627 $ 6,393,227 $ 2,604,518  $15,498,372
Cost of revenues earned         (4,396,327) (4,534,917) (2,307,820) (11,239,064)
--------------------------------------------------------------------------------
Gross margins                    2,104,300   1,858,310     296,698    4,259,308
Expenses                        (1,498,491) (1,360,258)   (544,131)  (3,402,881)
--------------------------------------------------------------------------------
Income (Loss) before
income taxes                   $   605,809 $   498,052 $  (247,433) $   856,427
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

REVENUES EARNED

Revenues for the three months ended February 28, 2006 as compared to February 28, 2005, increased 22.0%. Revenues for the nine months ended February 28, 2006 as compared to February 28, 2005, increased approximately 22.3%. Revenues for the three months ended February 28, 2005 were impacted in a positive way due to work generated as a result of Hurricane Wilma. The nine month increase can be attributed to Hurricane Wilma, positive economic conditions and a company-wide focus to grow revenues by adding additional sales staff.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues decreased 5.94% for the three months ended February 28, 2005 as compared to February 28, 2004. Costs of revenues earned as a percentage of revenues for the nine months ended February 28, 2006 as compared to February 28, 2005 decreased .60%. The negative change for the three months ended February 28, 2006 as compared to 2005 was a result of cost on completed jobs exceeding there estimated cost, as opposed to 2006. The slight decrease for the nine months ended February 28, 2006 as compared to 2005 was consistent with expectations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 24.3% for the three months ended February 28, 2006 as compared to February 28, 2006. Selling, general and administrative expenses increased 7.3% for the nine months ended February 28, 2006 as compared to February 28, 2005. The increase for the three and nine months ended February 28, 2006 is a result of increased legal accruals, pay increases and the hiring of additional staff. We continue to focus on overhead cost control and adhering to operational budgets. Considering the significant increase in revenues, these expenses are in line with budget.

NET PROFIT

The net income for the three and nine months ended February 28, 2006, was consistent with expectations. The profit can be attributed to a focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $55,302 for the nine months ended February 28, 2006, from February 28, 2005. Our ratio of current assets to current liabilities for the nine months ended February 28, 2006, was 1.91, as compared to a ratio of 2.34 at February 28, 2005. Compared to February 28, 2005, our cash balance for the nine months ended February 28, 2006, decreased by $117,528, our accounts receivable increased by $1,605,953 and our accounts payable increased by $389,478. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have a $230,737 outstanding balance on our line of credit at February 28, 2006. This amount was used to fund a letter of credit for litigation related to the Baird attorney fees. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the quarter ended February 28, 2006 we acquired equipment through the issuance of debt.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of February 28, 2006. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls.
There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

1. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000.

2. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client; which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. A judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. We believe there is substantial case law that supports our opinion and we are confident that we will prevail in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended November 30, 2005, there were no changes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

31.1     Certification of the Chief Executive Officer required by
           Rule 13a-14(a)/15d-14(a)
31.2     Certification of the Chief Financial Officer required by
           Rule 13a-14(a)/15d-14(a)
31.3     Certification of the Vice President required by
           Rule 13a-14(a)/15d-14(a)
32.1     Certification required by Rule 13a-14(a)/15d-14(a) pursuant to
           18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDD HELMS GROUP, INC.
                                          -----------------------
                                          (Registrant)

Date: July 7, 2006                       /s/  W. Edd Helms, Jr.
      ------------                       ----------------------
                                         W. EDD HELMS, JR. PRESIDENT, CHIEF
                                         EXECUTIVE OFFICER