Form 10QSB/A
period 2006-02-28
EDD HELMS GROUP INC
filed 2006-07-14
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the nine months ended February 28, 2006, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated quarterly based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

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