Form 10KSB
period 2006-05-31
EDD HELMS GROUP INC
filed 2006-11-20
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year ended May 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $21,205,352.

The aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of August 31, 2006, was $416,316 (1,125,178 shares at an average bid price of $.37 per share).

There were 12,574,896 shares outstanding of the issuer's common stock, $.01 par value, as of August 31, 2006.

                        EDD HELMS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
--------                                                                   ----
  Item 1.   Description of Business.                                          3
  Item 2.   Description of Property.                                          9
  Item 3.   Legal Proceedings.                                               10
  Item 4.   Submission of Matters to a Vote of Security Holders.             10

PART II
--------
  Item 5.   Market for Common Equity and Related Stockholder Matters.        11
  Item 6.   Management's Discussion and Analysis or Plan of Operation.       11
  Item 7.   Financial Statements.                                            15
  Item 8.   Change in and Disagreements With Accountants on Accounting and
              Financial Disclosure.                                          32
  Item 8A.  Controls and Procedures.                                         32

PART III
--------
  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.             32
  Item 10.  Executive Compensation.                                          36
  Item 11.  Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters.                         37

  Item 12.  Certain Relationships and Related Transactions.                  38
  Item 13.  Exhibits.                                                        39
  Item 14.  Principal Accountant Fees and Services.                          39

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

                                     PART I

Item 1.  Description of Business

The focus of our business is performing service and retrofit work for commercial, residential, and marine customers. We regularly perform add on, and replacement design-build projects. We service the convention and exhibition services industry with our skilled labor force and a large inventory of temporary electrical systems. We provide structural, radio frequency, power, heating, ventilation and air Conditioning services to the wireless cellular tower industry. We employ one hundred forty three employees and operate approximately seventy service vehicles, each with wireless communications for peak efficiency in providing our services to our customer base.

Our internal information technologies include multiple rack mounted main computer servers and a combination of traditional, thin client, and wireless workstations. All software applications are secure and accessed by our employees using Citrix Presentation Server (TM)and Citrix Metaframe (TM) software from any inside or outside location where internet access is available. These secure computer systems have built-in redundancy, nightly automated data backup, and are powered by uninterruptible power systems and emergency generators in the event of power outages. Our management software is specifically designed for the service industry and related accounting functions. We use specialized service software to log service orders, schedule service calls, identify and ready the necessary repair parts or equipment, track the work order, and provide information for communication with the service technicians and customers. Our secure records databases combined with our secure online electronic image storage and retrieval system from Docstar (TM)allows our employees to quickly locate desired documents such as invoices, checks, correspondence or drawings using simple or complex keyword searches.

We are committed to providing the highest level of customer service through the development of a highly trained workforce. Prior to employment, we make an assessment of the technical competence level of all potential new employees, confirm background references and conduct criminal and driving record checks. In addition, all employees are subject to drug testing. Once hired, employees are required to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow our safety practices and other internal policies. Both technical and customer service personnel are given intensive training in customer communication, sales and problem-solving skills

Our ability to employ, train and retain highly motivated service technicians to provide quality service is a key to our continued growth while remaining competitive in the marketplace. In order to recruit qualified individuals, we offer continuous industry training, equipment, a safety program, excellent benefits and career opportunities that we believe are more comprehensive than those typically offered within the industry. We maintain good labor relations with our employees. Management is involved in local industry associations and participates in organized labor training programs. In those business units where our service people are unionized, we have not experienced a strike or any significant labor stoppage. We believe that our relationships with our employees are satisfactory. The strength of our business rests in our reputation, workforce and management team.

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

We maintain a high profile advertising campaign on television, in the yellow pages, on the internet, and on radio. We use a direct sales force to market our services. We continue to preserve and enhance our value of the unique and long-standing trade names and customer identification. Our logo and identifying marks are featured on all our trucks, marketing materials, and advertisements. All of our employees wear uniform shirts with our trade names and logos, and display photo identification for security to each customer when they arrive.

Electrical and Data Communications

We provide these services to commercial businesses and residential customers in both single family homes and multi-family buildings. Our electrical services include preventive maintenance, emergency repairs, emergency generators and replacements (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as a result of an emergency repair) of systems and associated parts, buss duct, electrical control systems, wiring, and panels. Because we maintain a large inventory of temporary electric cabling and distribution systems for use in our trade show business, we have developed a market in emergency power restoration for high rise buildings and condominiums following electrical fires.

Due to South Florida's recent experience with Hurricanes and the devastation they cause, we have expanded our capacity for emergency and standby electrical generator systems. Many businesses and homes in South Florida have experienced extended power outages lasting days or weeks following a hurricane. During the loss of electrical power from the public utility, a customer with an emergency generator system has the ability for their generator to automatically take over and run either part or all electrical systems in their home or business including central air conditioning, computer systems, hot water heaters, and lighting. For critical facilities such as hospitals and computer data centers, we have been installing emergency generators systems for many years. This expansion in capacity is a result of significantly increased demand, primarily by homeowners and small to mid-sized commercial customers.

Our data communications services primarily include the installation and expansion of structured cabling systems consisting of computer room racks, fiber optics cabling between these computer room racks and remote distribution racks, and megabit or gigabit copper wiring to individual computer workstations. We are a certified dealer for Ortronics (TM)structured cabling systems as well as some other leading manufacturers.


Trade Shows and Exhibition Services

We provide temporary electrical services to the convention and trade show industry. These services are generally provided in hotels, convention halls, and temporary outside facilities. We sell our services to decorators and trade show groups where various vendors exhibit their products and services. These trade shows require temporary power for the use of the individual exhibitors during these events. We install a UL approved temporary electrical distribution system before each event, install and maintain power and outlets to each exhibitor, and upon the event's conclusion we remove and store the temporary electrical systems until the event or trade show for the respective group.

Edd Helms has long been a major trade show electrical provider in the South Florida area. We have a full-time sales and marketing staff to further develop our presence in the trade show arena. With South Florida being a major hub for tourism, we expect our sales in the trade show and exhibition services arena to continue to grow over the next five years. Beginning in 2002, we entered into an agreement with a major hotel and convention facility located in Hollywood, Florida to provide electrical services to the decorators and exhibitors at the facility. This facility has grown into one of South Florida's top convention facilities. We maintain a separate tradeshow office at this facility with high speed internet allowing it to access the home office based software applications, POS, and management systems.

The equipment required for a trade show electrical exhibition provider is extensive. It requires continuous maintenance and annual UL safety certification. We own a large inventory of trade show equipment that is maintained and stored at our various facilities. We believe that this specialized equipment has a value substantially in excess of that reflected in our books.

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

Marine Air Conditioning and Refrigeration

From our Marine facility located in Fort Lauderdale we provide American Boating & Yachting Certified marine air conditioning and refrigeration services primarily to private yachts between 40 feet and 230 feet(70 meters)in length. The Marine division uses the same specialized home office based service software, accounting, document imaging, and management systems thanks to high speed internet access.

In 2003 we were awarded a full dealership by Marine Air (TM)to compliment our prior dealerships for Cruisair (TM), Tundra(TM), Condaria(TM), Eskimo(TM), U-Line(TM), Polar Bay(TM), and Grunert(TM). The South Florida market is referred to by many as the boating capital of the United States, with megayachts now docked and serviced here year round. Many seasonal megayachts use Fort Lauderdale for their overhauls and refits, prior to chartering to the Caribbean and the Mediterranean. A marine marketing campaign was launched in 2002 and it has since been expanded to include both local and international marine publications to reach this special clientele.

Wireless & Cellular Towers

Our wireless division provides services primarily to the cellular industry. We operate our wireless and tower business under the name of Datatelcom, Inc. The work is performed by our own employees and select outside subcontractors.

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

Cyclicality of the Industry

We generate increased revenues in the summer months when the dependency on air conditioning is greater than in the winter months. The electrical services business is not particularly cyclical.

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


Employees

As of May 31, 2006, we had approximately 143 employees. Approximately 61 were employees in the electrical/tradeshow business, 42 were employees in the air conditioning/mechanical business, 11 were employees in the marine air conditioning business, 14 were employees in the wireless/cell tower business, and 15 were employed in central administrative roles. We believe that our relations with our employees are good. We are signatory to various collective bargaining agreements with local unions representing approximately 50% of our employees. None of these collective bargaining agreements are nationwide or regional in scope.

We are a member of the National Electrical Contractors Association who represents us in bargaining with the International Brotherhood of Electrical Workers. Our air conditioning subsidiary is a member of the Mechanical Contractors Association who represents us in bargaining with the United Association of Journeyman and Apprentices of the Plumbing & Pipefitting Industry.

Our Executive Officers

See the information contained in Part III, Item 9, which describes our executive officers in detail.

Item 2. Description of Property.

We lease approximately 36,500 square feet for the warehousing, distribution and executive offices located at 17850 NE 5th Avenue in Miami, Florida. The total annual cost of this lease is approximately $307,095, including sales tax. A large majority of the leased property is owned by a partnership of which Carol Helms and W. Edd Helms, Jr., are the sole owners. W. Edd Helms is an officer and director and the owner of approximately 90% of our common stock and is related to some of our other officers and directors. We believe that these facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facility located at the Miami-Dade/Broward county line.

Item 3.  Legal Proceedings.

1. The case is filed with the 11th Judicial Circuit Court in Miami Dade County, Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time our legal counsel has informed us that there is no reason to believe that there will be any material adverse effect on the Company.


2. The case is filed with the 17th Judicial Circuit Court in Broward County, Case No. 01-10407. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above.

Considering the circumstances; we do not believe that the ultimate result of both these cases will have a material adverse effect on the financial condition of the Company. In September 2005, we started accruing legal fee expense for the above cases at a rate of $15,000 per month to cover the cost of prosecution and defense of these cases. At May 31, 2006, our total legal fee accrual is $143,626.

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

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask price for our common stock from June 1, 2005, through May 31, 2006. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. The following information for the fiscal years ended May 31, 2006 and 2005 was obtained from the NASDAQ historical data service.

                                                           Year Ended
                                                   May 31, 2006     May 31, 2005
                                                      High Low        High  Low
                                                    -----------      -----------
          First Quarter                            $ .24  $.14      $ .23  $.23
          Second Quarter                           $ .23  $.19      $ .25  $.25
          Third Quarter                            $ .26  $.23      $ .26  $.23
          Fourth Quarter                           $ .38  $.22      $ .20  $.14

On May 31, 2006, there were approximately 411 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

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

Results of Operations, May 31, 2006, Compared to Year Ended May 31, 2005

Revenues Earned

Revenues increased approximately $4,413,488 or 24.3% to $21.2 million for the fiscal year ended May 31, 2006, from $17.1 million for the fiscal year ended May 31, 2005. The increase can be attributed to additional sales staff, selling a new product line of home generator systems, and growing commercial sales.

Costs of Revenues Earned

Cost of revenues was $15.2 million or 71.5% of revenues earned, for the year ended May 31, 2006, as compared with $12.6 million or 74% of revenues earned for the year ended May 31, 2005. Our gross profit margin as a percentage of revenues earned for year ended May 31, 2006 was 28.5%, as compared with 26% for year ended May 31, 2005. The margin is consistent with expectations, but we continually focus on improving margins. We do this by being selective with job opportunities and focus on the efficiency with which we perform work.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the year ended May 31, 2006 were $4,733,486 or 22.3% of revenues earned, as compared with $4,179,816 or 24.5% of revenues earned for the year ended May 31, 2005. SG&A increased in dollars, but decreased as a percentage of sales. The increase in dollars was necessary to invest in the infrastructure to support the company's growth. We continue to focus on overhead cost control and adhering to operational budgets.

Income From Operations Before Income Taxes (Credits)

Income from operations before income taxes (credits) increased approximately $878,442 to $1,209,662 as compared to the fiscal year ended May 31, 2005. This increase in profitability can be attributed to generating $4.4 million in additional sales at a gross margin 2.5% higher than year ended May 31, 2005.

Provision for Income Taxes (Credits)

We follow Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. That statement focuses on the balance sheet and on calculating deferred tax assets and liabilities. Deferred income tax expense (and our provision for income taxes (credits) is the difference between the deferred tax balance sheet accounts at the beginning and end of each period. For the year ended May 31, 2006 our income tax expense was $315,807, offset by the utilization of our net operating loss carry-forward in the amount of $150,562. For the year ended May 31, 2005 our income tax expense was $193,807, offset by the utilization of our net operating loss carry-forward in the amount of $193,807.

Liquidity and Capital Resources

As of May 31, 2006, we had cash, cash equivalents and securities available for sale totaling approximately $1,499,691 compared with $1,259,729 as of May 31, 2005. Working capital increased to $4.036 million at May 31, 2006, compared to $3.356 million in the prior year. Our ratio of current assets to current liabilities was 2.17 to 1 as of May 31, 2006, compared to 2.54 to 1 in the prior year. During fiscal 2006, our cash increased by approximately $239,879. Liquidity increased due to sales growth and lower selling, general and administrative expense as a percent of sales revenue. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was used during the year to fund an irrevocable letter of credit for pending litigation. We expect to use our credit line as it may be needed from time to time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

Effects of Inflation

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2006.

Item 7. Financial Statements






                     C O N T E N T S

                                                                       Page
                                                                       -----
Report of Independent Registered Accounting Firm                        16

Consolidated Balance Sheets                                             17

Consolidated Statements of Operations and
  Comprehensive Income                                                  18

Consolidated Statements of Cash Flows                                   19

Consolidated Statements of Stockholders' Equity                         20

Notes to Consolidated Financial Statements                           21 to 31

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                           Miami, Florida 33156-7564
A Professional Association                             Telephone  (305) 274-1366
                                                       Facsimile  (305) 274-1368
                                                       E-mail     info@uscpa.com
                                                       Internet    www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries at May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.



                                           /s/ Dohan and Company, P.A.
                                               Certified Public Accountants

Miami, Florida
August 16, 2006

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                  2006            2005
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  1,498,769   $   1,258,890
Available-for-sale equity security                          921             839
Accounts receivable, less allowance for doubtful
  accounts of $115,435 and $182,334                   2,669,311       2,215,449
Due from employees                                       13,771          10,571
Other receivables                                       299,878          86,968
Costs and estimated earnings in excess of billings
  on uncompleted contracts                            1,307,536         416,361
Inventories                                           1,421,477         994,219
Prepaid expenses                                        170,908         284,912
Deferred income tax asset                               102,783         265,642
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  7,485,354       5,533,851
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                           1,024,859         738,319
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses
Acquired, net                                           143,866         143,866
Other Assets                                            269,615          72,690
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                      413,481         216,556
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $  8,923,694   $   6,488,726
================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt                                    $    230,737   $         -
Current maturities of long-term debt                     86,938          51,353
Current obligations under capital leases                 84,369          22,750
Accounts payable                                        975,543         476,772
Accrued liabilities                                   1,018,253         614,491
Deferred revenue                                         76,985          81,308
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      840,121         931,292
Provision for income taxes payable                      313,411             -
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             3,626,357       2,177,966
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred Income Tax Liability                           152,732         136,481
Long-term debt                                          119,251          82,855
Long-term debt under capital leases                     146,091             -
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                             418,074         219,336
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                     4,044,431       2,397,302
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 10, 13 AND 15)
STOCKHOLDERS' EQUITY
Common stock;$.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued;
  12,574,896 shares outstanding                         126,614         126,614
Additional paid-in capital                              208,182         208,182
Retained earnings                                     4,567,812       3,850,671
Treasury stock, 86,462 shares at cost                   (23,345)        (23,345)
Unrealized loss on available-for-sale equity security       -           (70,698)
--------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                      4,879,263       4,091,424
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   8,923,694   $   6,488,726
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended May 31,                            2006              2005
--------------------------------------------------------------------------------
REVENUES EARNED                                   $ 21,205,252    $  17,061,764
COST OF REVENUES EARNED                             15,097,581       12,619,097
--------------------------------------------------------------------------------
GROSS PROFIT                                         6,107,671        4,442,667
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         4,799,592        4,179,816
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS BEFORE OTHER
 INCOME AND EXPENSES AND INCOME TAX CREDITS          1,308,079          262,851
--------------------------------------------------------------------------------
INTEREST INCOME                                          4,086            2,835
OTHER INCOME                                            19,930           95,555
INTEREST EXPENSE                                       (24,704)         (20,014)
LOSS ON SALES OF EQUIPMENT                             (27,031)         (10,007)
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                          (27,719)          68,369
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           1,280,360          331,220
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and state income taxe            437,850          193,807
Benefit from utilization of net operating
  Loss carryforward                                   (124,439)        (193,807)
Deferred federal and state income tax                  179,110          149,856
--------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES                       492,521          149,856
--------------------------------------------------------------------------------
NET INCOME                                             787,839    $     181,364
--------------------------------------------------------------------------------
IMPAIRMENT LOSS ON SECURITIES
 AVAILABLE FOR SALE                               $    (70,698)             -
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                              $    717,141          181,364
================================================================================
NET INCOME PER SHARE
                            - BASIC               $       0.06    $        0.01
                            - DILUTED             $       0.06    $        0.01
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         12,574,896       12,574,896
                                    - DILUTED       12,734,896       12,546,325
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31,                              2006            2005
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income from operations                      $    787,839    $     181,364
--------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
Depreciation and amortization                          347,111          354,260
Loss on disposal of property & equipment                27,030           10,007
Deferred income taxes                                  179,110          149,856
Provision for doubtful accounts                       (129,989)            (360)
Change in assets (increase) decrease:
 Impairment loss on available for sale securities      (70,698)            -
 Accounts receivable                                  (323,872)        (131,729)
 Due from employees                                     (3,200)          (3,750)
 Other receivables                                    (212,910)          (9,154)
 Deferred contract costs                                   -                -
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                           (891,175)          72,208
 Inventories                                          (427,258)          33,624
 Prepaid expenses                                      113,847            6,380
 Other assets                                         (126,310)         (45,063)
Change in liabilities increase (decrease):
 Accounts payable                                      501,545         (331,619)
 Accrued liabilities                                   401,146          198,178
 Deferred revenue                                       (4,324)         (48,514)
 Billings in excess of costs and
  estimated earnings on uncompleted contracts          (91,171)         678,065
 Provision for income taxes                            313,411
--------------------------------------------------------------------------------
Net cash provided for operating activities             390,132        1,113,753
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital leases                          269,986              -
 Payment of capitalized lease obligations              (66,729)         (17,047)
 Proceeds from credit line                             230,737          400,000
 Repayment of credit line                                  -           (400,000)
 Proceeds from notes payable                           164,416          109,345
 Payments on notes payable                            (110,490)        (175,733)
--------------------------------------------------------------------------------
Net cash used for financing activities                 487,920          (83,435)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                   (666,971)        (179,623)
 Disposal of property & equipment                       28,798           70,941
--------------------------------------------------------------------------------
Net cash used for investing activities                (638,173)        (108,682)
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                            239,879          921,636
CASH, beginning of year                              1,258,890          337,254
CASH, end of year                                 $  1,498,769    $   1,258,890
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                     $     24,704    $      14,724
Interest received                                 $      4,086    $       1,498
Income taxes paid                                 $        -      $         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended May 31, 2006 and 2005

                        Additional
          Common Stock    Paid-in   Retained Treasury Stock Unrealized
          Shares   Amount  Capital   Earnings Shares  Amount Loss on      Total
                                                             Available-for
                                                             -Sale Equity
                                                             Security
--------------------------------------------------------------------------------
May 31, 2004

    12,661,358 $126,614 $208,182 $3,669,307  86,462($23,345)($70,698)$3,910,060

--------------------------------------------------------------------------------
May 31, 2005

Net Income -        -        -      181,364     -       -        -      181,364

    12,661,358 $126,614 $208,182 $3,850,671  86,462($23,345)($70,698)$4,091,424

--------------------------------------------------------------------------------
May 31, 2006

Impairment Loss on available
 for sales equity securities                                  70,698     70,698

Net Income -        -        -      717,141     -       -        -      717,141

    12,661,358 $126,614 $208,182 $4,567,812  86,462($23,345)     -   $4,879,263
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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Edd Helms Group, Incorporated (EHG) and its wholly owned subsidiaries, Edd Helms Air Conditioning, Inc. (Air Conditioning) and Datatelcom, Inc. (Datatelcom). The Company also has a wholly-owned subsidiary, Edd Helms Marine Air Conditioning and Refrigeration, LLC. All significant intercompany accounts and transactions of Edd Helms Group, Inc. and Subsidiaries (the Company) for the periods presented have been eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of time deposits and all liquid instruments (including overnight repurchase agreements with a bank) with maturities of three months or less.

Available-for-Sale Equity Security - Marketable securities consist of common stock and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value.

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

Amortization - Goodwill was previously amortized using the straight-line method. Goodwill recognized as a result of the merger on July 1999, was being amortized over five years. Goodwill representing the acquisition of a communications business, acquired during 1999, was being amortized over fifteen years. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Based on the initial impairment test on June 1, 2002, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. The Company performed the impairment test on goodwill as of May 31, 2006, and determined that goodwill was not impaired.

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

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains sweep accounts utilizing nightly repurchase accounts which are uninsured by the Federal Deposit Insurance Corporation. At May 31, 2006, the Company's balances in these sweep accounts totaled $124,164. At May 31, 2006, the Company's uninsured cash and sweep balances total $1,187,546.

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

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2006 and 2005, amounted to $364,829 and $441,903, respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic and Diluted Net Income Per Share - Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during each period. The 400,000 available stock options at May 31, 2006 and 2005, were anti-dilutive and therefore excluded from net income per share calculations.

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

In December 2004, the FASB issued FAS 153 "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set if high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. The accounting for non- monetary exchanges was identified as an area in which the U.S. standard could be improved by eliminating certain differences between the measurement guidance in Opinion 29 and that in IAS 16, Property, Plant and Equipment, and IAS 38, Intangible Assets. This Statement is effective for non-monetary exchanges occurring in fiscal periods beginning after December 15, 2005.


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


Note 3. Available-for-Sale Equity Security

We recognized the losses on available-for-sale security at May 31, 2006, previously carried in the equity section of our balance sheet in the amount of $70,698.

Note 4. Accounts Receivable

Accounts receivable consisted of the following:
                                                        2006            2005
                                                    ------------    ------------
Contracts completed and in progress - billed        $ 1,811,991     $ 1,450,417
Contracts completed and in progress - unbilled          833,575         801,326
Retention                                               139,180         146,040
Allowance for doubtful accounts                        (115,435)       (182,334)
                                                    ------------    -----------
                                                    $ 2,669,311     $ 2,215,449
                                                    ============    ============

Note 5.  Other receivables

Other receivables consists of a receivables related to a court order for payment of services rendered and receivables placed in the hands of a collection attorney for non-payment of work performed, in addition to a receivable for the bartering of services with a business partner. The court order relates to a judgment against the AMTL Corporation and its owner. Initially, an agreement was reached for AMTL to make monthly payments until payment is received in full. Since the beginning of 2006 AMTL has not meet the terms of the agreement. In September of 2006, we filed papers with the courts to execute the judgment and move forward against the assets of AMTL and the owner.

Note 6. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                                                        2006            2005
                                                    ------------    -----------
Billings on uncompleted contracts                   $ 3,918,925     $ 4,198,380
                                                   ------------    -----------
Costs incurred on uncompleted contracts             ( 1,170,667)     (2,796,331)
Estimated earnings on uncompleted contracts         ( 3,215,673)     (  887,118)
                                                    ------------    -----------
Total costs and estimated earnings on
  uncompleted contracts                             ( 4,386,340)     (3,683,449)
                                                    ------------    -----------
                                                    $   467,415     $(  514,931)
                                                    ============    ===========

These amounts are included in the accompanying consolidated balance sheets as follows:
                                                         2006           2005
                                                    ------------    ------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                ($    840,121)  ($   931,292)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                 1,307,536        416,361
                                                    ------------    -----------
                                                    $    467,415   ($   514,931)
                                                    ============    ===========

Note 7. Property and Equipment

Property and equipment consisted of the following:
                                                         2006           2005
                                                    ------------    ------------
Transportation equipment                            $ 2,136,229     $ 1,831,700
Machinery and equipment                                 719,262         574,599
Furniture and fixtures                                   56,964          56,964
Computer equipment and software                         490,501         468,634
Leasehold improvements                                  223,464         223,464
                                                    -----------     -----------
                                                      3,626,420       3,155,361
Accumulated depreciation                           (  2,601,561)   (  2,417,042)
                                                    -----------     -----------
Property and equipment, less
  accumulated depreciation                          $ 1,024,859         738,319
                                                    ===========     ===========

Depreciation expense for the years ending May 31, 2006 and 2005, amounted to $347,111 and $354,260, respectively, and is included in costs of revenues earned and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Note 8. Income Taxes

The provisions for income taxes are summarized as follows:
                                                         2006           2005
                                                     ------------   ------------
Current tax, net of utilization of net operating loss carryforwards:

Federal                                              $  313,411     $      -
State                                                      -               -
                                                     ----------     -----------
 Total current tax                                      313,411            -
                                                     ----------     -----------

Deferred tax, net of utilization of net operating loss carryforwards:

Federal                                                 161,832         135,400
State                                                    17,278          14,456
                                                     ----------     -----------
Total deferred tax                                      179,110         149,856
                                                     ----------     -----------
Total income taxes                                   $  492,521     $   149,856
                                                     ==========     ===========

The Company files consolidated income tax returns with its two wholly-owned corporate subsidiaries. Deferred income taxes and benefits for 2006 and 2005 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 37.63% in both years) that the changes in those temporary differences had on the provision for deferred tax expense are as follows:

                                                         2006          2005
                                                     ------------   ------------
Deferred tax asset:
Accrued officers' salaries                           $      1,388   $     1,922
Allowance for bad debts                                    43,438        68,612
Full absorption cost method                                57,957        44,546
Net operating loss carryforward                               -         150,562
                                                     ------------   -----------
Total deferred tax asset                                  102,783       265,642
                                                     ------------   -----------

Deferred tax liability:
Depreciation                                              (98,595)     (113,826)
Amortization                                              (54,137)      (22,655)
                                                      -----------   -----------
Total deferred tax liability                             (152,732)     (136,481)
                                                      -----------   -----------

Net deferred tax (liability) asset                    $   (49,949)  $   129,161
                                                      ===========   ===========

The amounts have been presented in the Company's financial statements as follows:
                                                         2006           2005
                                                     ------------   ------------
Current deferred tax asset                           $    102,783   $   265,642
Non-current deferred tax liability                       (152,732)     (136,481)
                                                     ------------   -----------
Net deferred tax (liability) asset                        (49,949)  $   129,161
                                                     ============   ===========

The federal net operating loss carryforwards at May 31, 2006 and 2005, were $0 and $365,996 respectively.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the entire deferred tax benefit will be recognized in future years. Therefore, no valuation allowance has been established.

Note 9. Employee Benefit Plans

Combined Employee Stock Ownership Plan & Deferred Profit Sharing Plan - The Company has a qualified employee stock ownership plan (ESOP) combined with a deferred compensation profit sharing plan (401K) under Sections 401 and 401K of the Internal Revenue Code, covering substantially all full-time employees. All employee benefit plan administrative expenses are paid at the option of the Company. This current Plan has two different employee groups. As of May 31, 2006 the asset value of this current Plan is $1,692,514.

The first group of employees in the current Plan consists of employees for whom the Company is required to make defined benefit or defined contribution payments under the terms of various collective bargaining agreements. For this specific group, the Company cannot make employer matching or other employer contributions to either the ESOP or 401(k) portions of the current Plan. Employees in this group can and did make their own contributions into the 401(k) portion of the current Plan in 2006 and 2005.

The second group of employees in the current Plan consists of all remaining employees not included in the first group. For this specific group, the Company is permitted to make employer matching or other employer contributions to either the ESOP or 401(k) portions of the current Plan. Employer Contributions to the current Plan are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. For this second group of employees in the current Plan, Employer matching contributions were made into the 401(k) portion of the plan in 2006 and 2005.

During 2005 the Company retained UBS Financial Services and The Pension Studio to manage and evaluate the current combination ESOP and 401(k) Plans and to provide financial planning services to our employees. As a result of their recommendations the Company established a new qualified 401(k) retirement plan effective on June 1, 2005, transferred all 401(k) assets from combination ESOP/401(k) plan to the new 401(k)plan on May 2, 2006, with elective deferrals into this new Plan effective May 2, 2006. As of May 3, 2006 the only asset remaining in the combination ESOP/401(k) Plan is 1,159,970 shares of Edd Helms Group, Inc. stock. This new Plan will include the same two groups of employees with the same employer matching or other employer contributions rules as the current Plan, but this new Plan will not include the ESOP. An Application was made to the Internal Revenue Service on July 31, 2006, for the Determination of Terminating the Edd Helms Employee Stock Ownership Plan (ESOP). Following the IRS approval, there will be a distribution to each employee eligible to participate under the ESOP. The form of the distribution, in cash or in stock, is still under review by our Securities and ERISA attorneys. Following the distribution, the ESOP Plan will be terminated.

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

Note 10. Related Party Transactions

The Company leases its facilities under a three-year operating lease, expiring on February 28, 2009. The lease is from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from unrelated parties. The leases provide for monthly payments of $24,427 including applicable taxes. Rent expense under these leases totaled $278,391 and $250,802 for the years ended May 31, 2006 and 2005, respectively. The Marine division leases its facilities under three-year operating lease, with one year option. The one year option was exercised extending the lease to four-years expiring September 30, 2007. The monthly lease payment is $2,392, with no change during the term of the contract. Future minimum rental payments required under the above mentioned leases subsequent to the year ended May 31, are as follows:

                    2007                         321,578
                    2008                         302,611
                    2009                         219,845
                                             -----------
                                             $   844,034
                                             ===========
Note 11. Long-Term Debt

Notes payable consisted of the following:
                                                         2006           2005
                                                     ------------   ------------
Bank notes, payable in monthly installments
totaling $10,566, bearing interest at rates
varying from 0.0% to 8.06%,secured by transportation
equipment, maturing at various dates through
2010.                                                $   206,189    $  134,210
Current maturities of long-term debt                (     86,938)  (    51,353)
                                                     -----------    -----------
Long-term debt                                       $   119,251    $   82,855
                                                     ===========    ===========

Aggregate maturities of notes payable for the years subsequent to the year-ended May 31, are as follows:

                  2006                               $  86,938
                  2007                               $  62,540
                  2008                               $  43,732
                  2009                               $  11,905
                  2010                               $   1,074
                                                     ---------
                                                     $ 206,189
                                                     =========

Interest expense on notes payable amounted to $8,132 and $6,210 for the years ended May 31, 2006 and 2005.

Note 12. Credit Arrangement

The Company has a line of credit with a bank for advances up to $500,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs. Certain information regarding the credit arrangement as of May 31, 2006, is summarized as follows:

Maximum amount of borrowing outstanding, at any month end $ 230,737
Minimum amount of borrowing outstanding at any month end  $    -

Interest expense related to this credit arrangement amounted to $24,031 and $13,178 for the year ended May 31, 2006 and 2005, respectively.

Note 13. Capital Lease Obligations

Capital lease obligations consisted of the following:
                                                         2006           2005
                                                     ------------   ------------
Lease payments, payable in monthly installments
of $3,236 inclusive of imputed interest at rates
varying from 3.99% to 16.63% maturing in 2006        $   230,460    $    22,750

Current obligations under capital lease              (    84,369)   (    22,750)
                                                     ------------   -----------
Long-term obligations under capital lease            $   146,091    $         0
                                                     ============   ===========

Future minimum lease payments under capital lease for the years ended subsequent to May 31, are as follows:

                  2006                    $ 84,369
                  2007                    $ 80,783
                  2008                    $ 51,977
                  2009                    $ 13,331
                                          --------
                                          $230,460

Interest expense recorded on capital lease obligations amounted to $13,125 and $2,918 for the years ended May 31, 2006 and 2005, respectively, and is included in other income and expenses.

Note 14. Accrued Liabilities

Accrued liabilities consisted of the following:
                                                         2006           2005
                                                     ------------   ------------

Compensation, related taxes, and benefits                608,335    $   336,815
Professional fees                                        188,574        133,048
Commissions                                              172,719        115,504
Other, including accrued claims                           48,625         29,124
                                                     ------------   -----------
                                                     $ 1,018,253    $   614,491
                                                     ============   ===========
Note 15.  Commitments and Contingencies

Operating Leases - The Company also leases various office equipment under non-cancelable leases expiring at various dates through June 2008. Rent expense under these operating leases was $12,980 in the current year and is included in selling, general, and administrative expenses.

Currently, the Company has no automobile leases. Lease payments for year ended May 31, 2005 totaled $23,105.

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

Year Ended
May 31, 2006          Electric      HVAC     DataTelcom Unallocated     Total
--------------------------------------------------------------------------------
Total revenue
 earned              $9,586,340  $8,841,891  $3,238,289        -     $21,666,520
Inter-segment
 revenue                366,042      59,378      35,848        -         461,268
--------------------------------------------------------------------------------
Total external
 revenue earned      $9,220,298  $8,782,513  $3,202,441        -     $21,205,252
================================================================================
Gross profit         $2,860,427  $2,732,768  $  514,476        -     $ 6,107,671
================================================================================
Operating earnings   $  688,107  $  817,216  $ (224,963)       -     $ 1,280,360
================================================================================
Depreciation and
 amortization        $  158,784  $  117,504  $   70,823        -     $   347,111
================================================================================
Interest expense     $   11,795  $   10,022  $    2,887        -     $    24,704
================================================================================
Total assets         $3,047,448  $2,657,008  $  835,185   2,384,053  $ 8,923,694
================================================================================
Capital expenditures $  316,525  $  200,152  $    8,664  $  141,630  $   666,971
================================================================================


Year Ended
May 31, 2005          Electric      HVAC     DataTelcom Unallocated     Total
--------------------------------------------------------------------------------
Total revenue
 earned              $7,827,757  $6,445,643  $3,200,100        -     $17,473,500
Inter-segment
 revenue                364,396      38,554       8,785        -         411,735
--------------------------------------------------------------------------------
Total external
 revenue earned      $7,463,361  $6,407,089  $3,191,315        -     $17,061,765
================================================================================
Gross profit         $2,110,394  $1,628,653  $  703,621        -     $ 4,442,668
================================================================================
Operating earnings   $   81,757  $  117,430  $  132,033        -     $   331,220
================================================================================
Depreciation and
 amortization        $  190,335  $   91,170  $   72,755        -     $   354,260
================================================================================
Interest expense     $    8,091  $    7,852  $    4,071        -     $    20,014
================================================================================
Total assets         $ 4,348,613 $  828,043  $  316,863   1,182,385  $ 6,675,904
================================================================================
Capital expenditures $    97,899 $   62,385  $   19,339  $     -     $   179,623
================================================================================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal years covered by this report, we did not have a change in or a disagreement with our accountants. We initially appointed Dohan and Company, Certified Public Accountants, as our auditors in 1997.

Item 8a.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended May 31, 2006.

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

Our directors and executive officers are as follows:

Director
Name                 Since         Age      Position
-----                -----         ---      --------
W. Edd Helms, Jr.    1985           60      Chairman of the Board of
                                            Directors, President and
                                            Chief Executive Officer

L. Wade Helms        1986           49      Executive Vice President, Secretary,
                                            Treasurer and Director

Dean A. Goodson      2003           38        Chief Financial Officer

Joseph M. Komarmy    1984           59      Vice President

Walter Revell**      2002           71      Independent Director

Edward McCarthy*     2002           62      Independent Director

* Designates member of the audit and compensation committees of the Board of Directors.

** Designated as a financial expert and member of the audit and compensation committees of the Board of Directors

W. Edd Helms, Jr., since 1985, has been our Chairman of the Board of Directors, President, and Chief Executive Officer. Edd Helms is also the President of Edd Helms Air Conditioning, Inc., Edd Helms Marine Air Conditioning & Refrigeration, LLC., and Datatelcom, Inc. Edd Helms served as the Chief Financial Officer until March 2005. Prior to the merger of Edd Helms Incorporated with and into the Hotelecopy, Inc. ("Merger"), Edd Helms was the President and Director of Edd Helms, Incorporated. Edd Helms graduated in 1968 from the Joint Apprenticeship Program of the National Electrical Contractors Association and International Brotherhood of Electrical Workers. Edd Helms is the brother of L. Wade Helms.

L. Wade Helms has been our Executive Vice President, Secretary, Treasurer, and Director since the Merger. From February 1986 until the effective date of the Merger, Mr. Helms served in the capacity of Executive Vice President and a Director of Hotelecopy. From 1983 to 1986, he was the Chief Financial Officer and Vice President of Edd Helms, Incorporated and he served as a Director of Edd Helms, Incorporated from 1984 until 1990. Wade Helms graduated in 1979 from Florida State University with a Bachelors Degree in Economics

Dean A. Goodson has been our Chief Financial Officer since March 2005. From May 2003 until March 2005, Mr. Goodson was our Controller. From 1999 until 2003 he was employed by a variety of companies with responsibilities ranging from ERP system implementations to corporate mergers and acquisitions. From 1992 until 1999 he was employed at Rinker Materials Corporation with his last position being Field Controller. From 1991 to 1992 he was employed at Tri-City Electric as a Staff Accountant. Dean Goodson graduated in 1991 from Florida International University with a Bachelors Degree in Accounting.

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

Code of Ethics

The Board of Directors (the "Board") of Edd Helms Group Inc. has adopted this Code of Ethics (the "Code"). The Code applies to the Company's principal executive officer, principal financial officer, and to persons performing similar functions, and is intended to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated hereunder.

The Code is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in Securities and Exchange Commission ("SEC") filings and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting to the Board of violations of the Code and (v) accountability for adherence to the Code.

The Board believes the Code should be an evolving set of conduct and ethics, subject to alteration as circumstances warrant. Any modifications to or waiver from the Code may be made only by the Board. The Board will promptly disclose changes to and waivers from this Code as required by applicable law, including the rules and regulations promulgated by the SEC.

The Code does not cover every issue that may arise, but it sets out basic principals to guide officers. EACH OFFICER'S FULL COMPLIANCE WITH THE CODE IS MANDATORY.

1.  Ethical Conduct and Ethical Handling of Conflicts of Interest

Each Officer is expected to conduct his or her affairs with uncompromising honesty and integrity. Each Officer is required to adhere to the highest moral and ethical standards in carrying out their duties on behalf of the Company. A Officer of the Company is expected to be honest and ethical in dealing with all employees of the Company and third parties.

Each Officer is expected to avoid engaging in activities that conflict with, or are reasonably likely to conflict with, the best interests of the Company and its stockholders. Any personal activities, interests or relationships of a Officer that would or could negatively influence his or her judgment, decisions or actions to a material extent, or give rise to the appearance of such negative influence, must be disclosed to the Board or its designee, who will (in consultation with the Board, if appropriate) determine if there is a conflict and, if so, how to resolve it without compromising the Company's interests. Prompt and full disclosure is always the correct first step towards identifying and resolving any potential conflict of interest or problem. Conflicts of interest will be reviewed by the Board taking into account the particular circumstances in the context of the Officer's activities with the Company. In certain limited cases, activities or relationships giving rise to potential conflicts of interest may be permitted if the Board determines that they are not to be harmful to the Company. If you have any doubt about whether a conflict of interest exists, please contact the Company's legal advisors so that they can help make that determination.

2. Full, Fair, Accurate and Timely Disclosure for SEC Filings

The Company requires honest and accurate recording and reporting of information in order to make responsible business decisions. All of the Company's books, records, accounts and financial statements must be maintained in reasonable detail, must promptly, completely and accurately reflect the Company's assets, liabilities and transactions and must conform both to applicable legal requirements and to the Company's system of internal controls. Unrecorded or "off the books" funds or assets should not be maintained unless permitted by applicable laws, rules or regulations. In addition, no undisclosed or unrecorded fund or asset shall be maintained for any purpose and no transaction shall be carried out in a manner such that the substance of the transaction is obscured, nor shall any transaction be recorded improperly. If a mistake in any information previously disclosed is discovered, such mistake should immediately be brought to the attention of the Audit Committee of the Board and, if applicable, the Company's independent auditors or legal advisors.

3. Compliance With Laws, Rules and Regulations

The business of the Company is to be conducted in accordance with applicable domestic and foreign laws and in accordance with the highest ethical standards of business conduct. Obeying the law, both in letter and in spirit, is the foundation on which the Company's ethical standards are built. Each Officer must respect and obey the applicable domestic and foreign laws of the jurisdictions in which we operate. If a law conflicts with a policy in this Code, you must comply with the law; however, if a local custom or policy conflicts with this Code, you must comply with this Code.

4. Reporting Any Illegal or Unethical Behavior or Accounting or Auditing
   Concerns

Officers shall consult with the Audit Committee of the Board (i) about observed illegal or unethical behavior and/or violations of the Code, (ii) about observed accounting or auditing concerns and/or (iii) when in doubt about the best course of action in a particular situation. It is the policy of the Company not to allow retaliation for reports of misconduct by others or of accounting or auditing concerns, in each case, made in good faith by employees. Officers are expected to cooperate in internal investigations of misconduct. If you observe or become aware of illegal or unethical behavior, violations of the Code or accounting or auditing concerns, you should report the behavior immediately to the Board. To the extent the matter has been reported and remains unresolved, you should report the matter to the Company's Audit Committee and its legal advisors.

5. Accountability for Adherence To The Code

Those who violate the standards in the code will be subject to disciplinary action. Disciplinary action may include loss of pay, termination, referral for criminal prosecution and reimbursement to the company or others for any losses or damages resulting from the violation of this code, you must contact the company's audit committee as soon as practical.

6. Waivers of The Code

A waiver of, or amendment to, the Code may be made only by the Board and will be promptly disclosed as required by law, including the rules and regulations promulgated by the SEC.

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
Principal                 Annual Stock                        Payouts comp.(inc.
Position                  Comp   Awards                                cars)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

W. Edd Helms, 2006 $186,961 $5,000                                     $12,258
Jr.           2005 $206,313                                            $  -
              2004 $250,000                                            $  -
President and
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

L. Wade Helms 2006 $128,942 $5,000                                     $11,011
              2005 $92,490                                             $20,044
              2004 $95,004  $3,000                                     $21,122
Executive Vice
President
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Joseph M.     2006 $98,292 $40,329                                     $23,385
Komarmy       2005 $96,802                                             $23,770
              2004 $106,121 $3,000                                     $24,561
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

The following table sets forth, as of September 8, 2006, information with respect to:

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

                           Amt. Of Beneficially
      Name                     Owned Common Stock              Percent
-------------------        -------------------              -------
W. Edd Helms, Jr.               10,065,814              80.00%   (1)(9)
L. Wade Helms                       54,876                .43%      (2)
Joseph M. Komarmy                  120,458                .95%      (3)
Carol Helms                      9,343,539              74.30%   (4)(9)
Walter L. Revell                    25,935                .20%      (5)
Edward McCarthy                      2,580                -         (6)
ESOP                             1,167,055               9.28%      (7)
All officers and directors      10,269,663              81.11%      (8)

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

(3) This includes 50,000 shares issued in January of 2002, and 70,458 shares in the ESOP. This does not include an option to acquire 200,000 shares of our stock pursuant to the our incentive stock option plan at a purchase price of $.15 which options will expire in 2011.

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

(7) The ESOP was adopted by Edd Helms, Incorporated on May 15, 1995, and at the time of the merger was funded with 638 shares of the common stock of Edd Helms, Incorporated. As a result of the merger with Hotelecopy, the ESOP received 1,378,781 of our shares of common stock. Since the merger, 218,811 shares have been distributed from the ESOP so that as of May 31, 2006, the ESOP held 1,159,970 shares.

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


Item 14. Principal Accountant Fees and Services

Audit Fees

Dohan and Company, CPA's, billed $126,945 for professional services rendered for the audit of our annual financial statements for fiscal year 2005 and the reviews of the financial statements included in our Forms 10-QSB for that fiscal year. For fiscal year 2006, the amount billed or accrued for the same services is expected to be $116,188.

Tax Fees

Dohan and Company, CPA's, billed $6,869 for fiscal year May 31, 2005, for professional tax services and is expected to bill approximately $7,000 for fiscal year ended May 31, 2006.

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

                                       Date: October 15, 2006

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


                                       Date: October 15, 2006