Form 10QSB
period 2006-08-31
EDD HELMS GROUP INC
filed 2006-12-21
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended August 31, 2006

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

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on December 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIES
FORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - August 31, 2006.             2
         Consolidated Statements of Income unaudited) - Three months           3
               ended August 31, 2006 and 2005.
         Consolidated Statements of Cash Flows (unaudited) - Three             4
             months ended August 31, 2006 and 2005.
           Notes to Consolidated Financial Statements (unaudited).             5
Item 2. Management's Discussion and Analysis or Plan of Operation.             7
Item 3. Controls and Procedures.                                               7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                     8
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.           8
Item 3. Defaults Upon Senior Securities.                                       8
Item 4. Submission of Matters to a Vote of Security Holders.                   8
Item 5. Other Information.                                                     8
Item 6. Exhibits and Reports on Form 8-K.                                      8

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
August 31, 2006
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $619,057
Available-for-sale equity security                                          921
Accounts receivable, less allowance for doubtful
  accounts of $130,581                                                3,067,593
Other receivables                                                       337,909
Due from employees                                                       11,465
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                1,394,853
Inventories                                                           1,670,659
Prepaid expenses                                                        224,851
Deferred income taxes                                                   121,622
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  7,448,930
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                           1,064,966
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                            296,150
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      440,016
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $8,953,912
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of short-term debt                                $  230,737
Current maturities of long-term debt                                     95,879
Current obligations under capital leases                                102,180
Accounts payable                                                      1,041,796
Accrued liabilities                                                     744,927
Deferred revenue                                                        145,286
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     762,182
Provision for income taxes payable                                      240,446
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             3,363,433
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   169,548
Long-term debt                                                          138,702
Long-term debt under capital leases                                     166,007
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             474,257
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     3,837,690
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     4,804,771
Treasury stock, 86,462 shares at cost                                   (23,345)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            5,116,222
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $8,953,912
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended August 31,                           2006        2005
--------------------------------------------------------------------------------
REVENUES EARNED                                       5,922,054   $4,714,326
COST OF REVENUES EARNED                               4,203,379    3,519,726
--------------------------------------------------------------------------------
GROSS PROFIT                                          1,718,675    1,194,600
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               1,349,669    1,027,959
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)                        369,006      166,641
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                                             478        1,627
Interest expense                                         (7,987)      (3,098)
Other income                                             24,272       19,411
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                                       16,763       17,940
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              385,769      184,581
--------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes                              240,446      (69,457)
Benefit from utilization of net operating
  loss carryforward                                         -         69,457
Deferred federal and state income tax                   (91,636)      34,431
--------------------------------------------------------------------------------
Total income taxes                                      148,810       34,431
--------------------------------------------------------------------------------
NET INCOME                                             $236,959     $150,150
================================================================================
NET INCOME PER SHARE - BASIC                              $0.02       $ 0.01
                     - DILUTED                            $0.02       $ 0.01
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC                              12,574,896    12,574,896
                 -DILUTED                            12,835,361    12,712,887
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      August 31,   August 31,
For the Three Months Ended                                 2006         2005
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $236,959     $150,150
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                              103,183       79,220
Provision for doubtful accounts                            (73,941)      10,606
Deferred income taxes                                     (165,255)      34,431
Changes in assets (increase) decrease:
Accounts receivable                                       (476,519)  (1,238,946)
Due from employees                                           2,307         (282)
Other receivables                                          (38,032)    (116,788)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     (87,317)     (91,231)
Inventories                                               (249,182)    (246,464)
Prepaid expenses                                           (53,785)     105,084
Other assets                                               (26,536)      (5,170)
Changes in liabilities increase (decrease):
Accounts payable                                            63,479      705,889
Accrued liabilities                                       (270,710)      (2,352)
Deferred revenues                                           68,302       40,631
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        (77,939)     226,438
Provision for income taxes payable                         240,446         -
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities          (802,540)    (348,784)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (149,289)    (123,003)
--------------------------------------------------------------------------------
Net cash (used) by investing activities                   (149,289)    (123,003)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital leases                               58,640          -
 Payments of capitalized lease obligations                 (20,913)     (15,306)
 Proceeds from notes payable                                48,185      149,900
 Payments on notes payable                                 (19,795)     (58,834)
--------------------------------------------------------------------------------
Net cash provided by financing activities                   66,117       72,760
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                               (879,712)    (399,027)
CASH, beginning of period                                1,498,769    1,258,890
--------------------------------------------------------------------------------
CASH, end of period                                     $  619,057   $  859,863
================================================================================


SUPPLEMENTAL DISCLOSURES
Interest paid                                                $7,987     $3,098
Interest received                                               478      1,627
Income taxes paid                                                 -         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ending August 31, 2006, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2007.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2006, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

1. Edd Helms Group, Inc Vs Siemens Building Technologies was filed April 16, 2004 with the 11th Judicial Circuit Court in Miami Dade County, Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time our legal counsel has informed us that there is no reason to believe that there will be any material adverse effect on the Company.


2. Cameron Baird Vs Edd Helms Group, Inc D/B/A Edd Helms Electric was filed June 14, 2001 with the 17th Judicial Circuit Court in Broward County, Case No. 01-10407. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above.

Considering the circumstances; we do not believe that the ultimate result of both these cases will have a material adverse effect on the financial condition of the Company. In September 2005, we started accruing legal fee expense for the above cases at a rate of $15,000 per month to cover the cost of prosecution and defense of these cases. At August 31, 2006, our total legal fee accrual is $188,626.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three months ended August 31, 2006 and August 31, 2005, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options since May 31, 2006.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the three months ended August 31, 2006, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                 Electric     HVAC      DataTelcom  Total
--------------------------------------------------------------------------------
Revenues earned               $ 2,566,193 $ 2,593,604 $  762,257    $5,922,054
Cost of revenues earned        (1,840,187) (1,766,085)  (597,107)   (4,203,379)
--------------------------------------------------------------------------------
Gross margins                     726,006     827,519    165,150     1,718,675
Expenses                         (663,907)   (576,758)   (90,241)   (1,332,906)
--------------------------------------------------------------------------------
Income before income taxes    $    62,099 $   250,761 $   72,909    $  385,769
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

REVENUES EARNED

Revenues for the three months ended August 31, 2006 as compared to August 31, 2005, increased approximately 25.6%. The increase can be attributed to positive economic conditions and a company-wide focus to grow revenues by adding additional sales staff.


COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended August 31, 2006 as compared to August 31, 2005 decreased 3.7%. The decrease can be attributed to higher selling margins as a result of price increases, efficient project management and a companywide focus on achieving higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 31% for the three months ended August 31, 2006 as compared to August 31, 2005. The increase is attributed to a television advertising campaign and additional overhead to support the 25% increase in sales. We continue to focus on overhead cost control and adhering to operational budgets developed to measure deviations from our cost model.

NET PROFIT

The net income for the three months ended August 31, 2006, was consistent with expectations. The profit can be attributed to a focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $694,387 for the three months ended August 31, 2006, from August 31, 2005. Our ratio of current assets to current liabilities for the three months ended August 31, 2006, was 2.34, as compared to a ratio of 2.11 at August 31, 2005. Compared to August 31, 2005, our cash balance for the three months ended August 31, 2006, decreased by $240,806, our accounts receivable decreased by $376,195 and our accounts payable decreased by $140,865. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have an outstanding balance of $230,737 on our line of credit at August 31, 2006, which was used to fund an irrevocable letter of credit related to the Cameron Baird litigation. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the quarter ended August 31, 2006 we acquired equipment through the issuance of debt.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

1. Edd Helms Group, Inc Vs Siemens Building Technologies was filed April 16, 2004 with the 11th Judicial Circuit Court in Miami Dade County, Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time our legal counsel has informed us that there is no reason to believe that there will be any material adverse effect on the Company.


2. Cameron Baird Vs Edd Helms Group, Inc D/B/A Edd Helms Electric was filed June 14, 2001 with the 17th Judicial Circuit Court in Broward County, Case No. 01-10407. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above.

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

During the quarter ended August 31, 2006, there were no changes.

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

                                       Date: December 21, 2006

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

                                       By:/s/ W. Edd Helms, Jr.
                                          -------------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          AND DIRECTOR


                                       By:/s/ L. Wade Helms
                                          -------------------------
                                          L. WADE HELMS
                                          EXECUTIVE VICE PRESIDENT, SECRETARY,
                                          TREASURER AND DIRECTOR


                                       By:/s/ Walter Revell
                                          -------------------------
                                          WALTER REVELL
                                          DIRECTOR


                                       By:/s/ Edward McCarthy
                                          -------------------------
                                          EDWARD MCCARTHY
                                          DIRECTOR

                                       By:/s/ John Salvaggio
                                          -------------------------
                                          JOHN SALVAGGIO
                                          DIRECTOR

                                       Date: December 21, 2006