Form 10QSB
period 2006-11-30
EDD HELMS GROUP INC
filed 2007-01-12
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended November 30, 2006

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

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on January 2, 2007.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - November 30, 2006.          2
         Consolidated Statements of Income (unaudited) - Three and Six
             months ended November 30, 2006 and 2005.                         3
         Consolidated Statements of Cash Flows (unaudited) - Three and
             Six months ended November 30, 2006 and 2005.                     4
         Notes to Consolidated Financial Statements (unaudited).              5
Item 2. Management's Discussion and Analysis or Plan of Operation.            6
Item 3. Controls and Procedures.                                              7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          7
Item 3. Defaults Upon Senior Securities.                                      7
Item 4. Submission of Matters to a Vote of Security Holders.                  7
Item 5. Other Information.                                                    7
Item 6. Exhibits and Reports on Form 8-K.                                     8

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
November 30, 2006
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $1,257,717
Available-for-sale equity security                                          921
Accounts receivable, less allowance for doubtful
  accounts of $134,247                                                3,179,835
Other receivables                                                       395,697
Due from employees                                                       14,105
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                1,373,400
Inventories                                                           1,724,205
Prepaid expenses                                                        129,259
Prepaid federal & state income taxes                                    455,000
Deferred income taxes                                                   121,192
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  8,651,331
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                           1,009,689
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                             68,382
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      212,248
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $9,873,268
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                    101,863
Current obligations under capital leases                                100,264
Accounts payable                                                      1,233,802
Accrued liabilities                                                     799,674
Deferred revenue                                                        126,563
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     574,112
Provision for income taxes payable                                      845,527
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             3,781,805
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   135,441
Long-term debt                                                          146,417
Long-term debt under capital leases                                     139,873
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             421,731
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     4,203,536
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 2)


STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     5,358,281
Treasury stock, 86,462 shares at cost                                   (23,345)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            5,669,732
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $9,873,268
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For The                 For The
                                   Three Months Ended        Six Months Ended
                                       November 30             November 30
                                    2006        2005        2006        2005
--------------------------------------------------------------------------------
REVENUES EARNED                  $6,008,142  $5,867,322 $11,930,196 $10,581,646
COST OF REVENUES EARNED           4,134,110   4,073,805   8,337,489   7,593,531
--------------------------------------------------------------------------------
GROSS PROFIT                      1,874,032   1,793,517   3,592,707   2,988,115

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           1,216,895   1,136,574   2,566,564   2,164,531
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME(EXPENSES)     657,137     656,943   1,026,143     823,584
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                         465         902         943       2,529
Interest expense                    (13,521)     (3,206)    (21,508)     (6,304)
Gain (loss) on disposal of
  property and equipment              2,300         -         2,300         -
Gain on sale of equity securities   254,700         -       254,700         -
Other income                             34         (50)     24,306      19,361
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)       243,978      (2,354)    260,741      15,586
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES          901,115     654,589   1,286,884     839,170
--------------------------------------------------------------------------------
INCOME TAXES

Provision for income taxes         (278,500)   (246,322)   (518,946)   (315,779)
Benefit from utilization of net
  operating loss carry-forward          -       246,322         -       315,779
Deferred Federal and State
  income tax                        (69,106)    (34,431)     22,530     (68,862)
--------------------------------------------------------------------------------
TOTAL INCOME TAXES                 (347,606)    (34,431)   (496,416)    (68,862)
--------------------------------------------------------------------------------
NET INCOME                         $553,509    $620,158    $790,468     $770,308
================================================================================
NET INCOME PER SHARE - BASIC       $   0.06    $   0.05    $   0.06    $   0.06
                     - DILUTED     $   0.06    $   0.05    $   0.06    $   0.06
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC          12,574,896   12,574,896 12,574,896  12,574,896
                 -DILUTED        12,832,039   12,689,182 12,689,182  12,689,182
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)    November 30,  November 30,
For the Six Months Ended                                  2006          2005
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $790,468      $770,308
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                            207,245       158,096
Gain on disposal of asset                                  2,300           -
Provision for doubtful accounts                           81,903        23,227
Deferred income taxes                                   (199,254)       68,862
Changes in assets (increase) decrease:
Accounts receivable                                     (592,428)   (1,435,891)
Due from employees                                          (334)       (1,874)
Other receivables                                        (95,819)      (71,890)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                   (65,864)     (682,675)
Inventories                                             (302,728)     (425,771)
Prepaid expenses                                          41,806       177,076
Prepaid federal & state income taxes                    (455,000)          -
Other assets                                             201,233      (179,330)
Changes in liabilities increase (decrease):
Accounts payable                                         255,485       720,204
Accrued liabilities                                     (215,963)      195,121
Deferred revenues                                         49,578        25,929
Billings in excess of costs and estimated
  earnings on uncompleted contracts                     (266,009)     (234,316)
Provision for income taxes payable                       695,671           -
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities         132,290      (892,924)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     (194,372)     (399,374)
--------------------------------------------------------------------------------
Net cash (used) by investing activities                 (194,372)     (399,374)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital lease obligations                  58,640       242,576
 Payments of capitalized lease obligations               (48,963)      (13,152)
 Proceeds from credit line                                   -         455,737
 Payment on credit line                                 (230,737)          -
 Proceeds from notes payable                              93,754        94,048
 Payments on notes payable                               (51,664)      (38,625)
--------------------------------------------------------------------------------
Net cash provided by financing activities               (178,970)      740,584
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                         (241,052)     (551,714)
CASH, beginning of period                              1,498,769     1,258,890
--------------------------------------------------------------------------------
CASH, end of period                                   $1,257,717    $  707,176
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                            $21,508        $6,304
Interest received                                        $   943        $2,529
Income taxes paid                                        $   -          $  -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six months ending November 30, 2006, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2007.

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

NOTE 2.  COMMITMENTS AND CONTINGENCIES

1. Edd Helms Group, Inc vs. Siemens Building Technologies was filed April 16, 2004 with the 11th Judicial Circuit Court in Miami Dade County, Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time we have no reason to believe that there will be any material adverse effect on the Company.


2. Cameron Baird vs. Edd Helms Group, Inc D/B/A Edd Helms Electric was filed June 14, 2001, with the 17th Judicial Circuit Court in Broward County, Case No. 01-10407. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In December of 2006 a payment in the amount of $219,758 was made to satisfy the judgment, including interest. In addition, a payment is due to Gutter's attorney who represented him in the appeals process in the amount of $43,048. Currently we dispute the amount presented by Gutter attorney as being excessive, as our attorney's fee was under $16,000.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the six months ended November 30, 2006 and November 30, 2005, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options since May 31, 2006.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the three months ended November 30, 2006, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                                 Electric      HVAC    DataTelcom   Total
--------------------------------------------------------------------------------
Revenues earned                $ 5,375,798 $ 5,152,802 $1,401,596 $11,930,196
Cost of revenues earned         (3,896,561) (3,520,957)  (919,971)(8,337,489)
--------------------------------------------------------------------------------
Gross margins                    1,479,237   1,631,845    481,625  3,592,707
Expenses                        (1,180,860)   (962,314)  (162,649)(2,305,823)
--------------------------------------------------------------------------------
Income before
income taxes                   $   298,377 $   669,531 $  318,976 $1,286,884
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

REVENUES EARNED

Revenues for the three months ended November 30, 2006 as compared to November 30, 2005, increased approximately 2.4%. Revenues for the six months ended November 30, 2006 as compared to November 30, 2005, increased approximately 12.7%. The increase can be attributed to positive economic conditions, a company-wide focus to grow revenues by adding additional sales staff and building relationship with current and potential customers.


COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended November 30, 2006 as compared to November 30, 2005 decreased 0.6%. Costs of revenues earned as a percentage of revenues for the six months ended November 30, 2006 as compared to November 30, 2005 decreased 1.9%. The decrease can be attributed to higher selling margins as a result of price increases, efficient project management and a companywide focus on achieving higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 7.0% for the three months ended November 30, 2006 as compared to November 30, 2005. For the six months ended November 30, 2006 as compared to November 30, 2005, selling, general and administrative expenses increased 18.6%. The increase is attributed to a television advertising campaign and additional overhead to support the 12.7% increase in sales. We continue to focus on overhead cost control and adhering to operational budgets developed to measure deviations from our cost model.

NET PROFIT

The net income for the three and six months ended November 30, 2006, was consistent with expectations. The profit can be attributed to a focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $1,393,027 for the six months ended November 30, 2006, from November 30, 2005. Our ratio of current assets to current liabilities for the six months ended November 30, 2006, was 2.91, as compared to a ratio of 2.16 at November 30, 2005. Compared to November 30, 2005, our cash balance for the six months ended November 30, 2006, increased by $550,541, our accounts receivable decreased by $448,278 and our accounts payable increased by $36,826. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no outstanding balance on our line of credit at November 30, 2006. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the six month period ended November 30, 2006 we acquired equipment through the issuance of debt.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

1. Edd Helms Group, Inc Vs Siemens Building Technologies was filed April 16, 2004 with the 11th Judicial Circuit Court in Miami Dade County, Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fountainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time we have no reason to believe that there will be any material adverse effect on the Company.


2. Cameron Baird Vs Edd Helms Group, Inc D/B/A Edd Helms Electric was filed June 14, 2001 with the 17th Judicial Circuit Court in Broward County, Case No. 01-10407. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In December of 2006 a payment in the amount of $219,758 was made to satisfy the judgment, including interest. In addition, a payment is due to Gutter's attorney who represented him in the appeals process in the amount of $43,048. Currently we dispute the amount presented by Gutter attorney as being excessive, as our attorney's fee was under $16,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended November 30, 2006, there were no changes.

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

                                       Date: January 12, 2007

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

                                       Date: January 2, 2007