Form 10QSB
period 2007-02-28
EDD HELMS GROUP INC
filed 2007-04-16
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended February 28, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_X_] No[__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [_X_]

12,574,896 shares of common stock, par value $.01 per share, were outstanding at the close of business on April 2, 2007.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - February 28, 2007.           3
         Consolidated Statements of Income (unaudited) - Three and Nine        5
           months ended February 28, 2007 and 2006.
         Consolidated Statements of Cash Flows (unaudited) - Three and         6
           Nine months ended February 28, 2007 and 2006.
           Notes to Consolidated Financial Statements (unaudited).             8
Item 2. Management's Discussion and Analysis or Plan of Operation.             9
Item 3. Controls and Procedures.                                              10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          11
Item 3. Defaults Upon Senior Securities.                                      11
Item 4. Submission of Matters to a Vote of Security Holders.                  11
Item 5. Other Information.                                                    11
Item 6. Exhibits and Reports on Form 8-K.                                     11

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
February 28, 2007
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $2,027,090
Available-for-sale equity security                                          921
Accounts receivable, less allowance for doubtful
  accounts of $114,637                                                3,383,878
Other receivables                                                       579,788
Due from employees                                                        9,660
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                  686,132
Inventories                                                           1,888,361
Prepaid expenses                                                        141,254
Prepaid federal & state income tax                                      455,000
Deferred income taxes                                                   150,646
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  9,322,730
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                             939,329
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                             80,295
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      224,161
--------------------------------------------------------------------------------
TOTAL ASSETS                                                        $10,486,220
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                    $98,079
Current obligations under capital leases                                102,968
Accounts payable                                                      1,429,032
Accrued liabilities                                                     753,156
Deferred revenue                                                        121,541
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     810,547
Provision for income taxes payable                                      868,947
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             4,184,270
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   171,382
Long-term debt                                                          124,421
Long-term debt under capital leases                                     113,632
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             409,435
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     4,593,705
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  12,574,896 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     5,581,064
Treasury stock, 86,462 shares at cost                                   (23,345)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            5,892,515
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $10,486,220
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      For The For The
                                    Three Months Ended       Nine Months Ended
                                       February 28             February 28
                                    2007        2006        2007        2006
--------------------------------------------------------------------------------
REVENUES EARNED                  $5,506,681  $4,916,726 $17,436,877 $15,498,372
COST OF REVENUES EARNED           3,862,680   3,645,533  12,200,169  11,239,064
--------------------------------------------------------------------------------
GROSS PROFIT                      1,644,001   1,271,193   5,236,708   4,259,308
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         1,280,886   1,246,706   3,847,450   3,411,237
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME(EXPENSES)     363,115      24,487   1,389,258     848,071
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                       3,592         677       4,535       3,206
Interest expense                     (7,853)    (10,182)    (29,361)    (16,486)
Gain (loss) on disposal of
  property and equipment                -           750       2,300         750
Gain on sale of equity securities       -           -       254,700         -
Other income                          3,835       1,525      28,141      20,886
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                     (426)     (7,230)    260,315       8,356
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES          362,689      17,257   1,649,573     856,427
--------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes         (146,318)     (6,494)   (665,264)   (322,273)
Benefit from utilization of net
  operating loss carry-forward          -         6,494         -       103,293
Deferred Federal and State
  income tax                          6,683         -        29,213    (103,293)
--------------------------------------------------------------------------------
Total income taxes                 (139,635)        -      (636,051)   (322,273)
--------------------------------------------------------------------------------
NET INCOME                         $223,054     $17,257  $1,013,522    $534,154
================================================================================
NET INCOME PER SHARE - BASIC      $   0.02    $   0.00    $   0.08    $  0.07
                     - DILUTED    $   0.02    $   0.00    $   0.08    $  0.07
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC          12,574,896   12,574,896 12,574,896  12,574,896
                 -DILUTED        12,832,039   12,702,169 12,832,039  12,702,169
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)    February 28,  February 28,
For the Nine Months Ended                                 2007          2006
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             1,013,522      $534,154
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                            300,417       252,518
Loss on disposal of asset                                    -            (750)
Provision for doubtful accounts                           62,293       (23,639)
Deferred income taxes                                    (29,213)      103,293
Changes in assets (increase) decrease:
Accounts receivable                                     (776,861)     (984,864)
Due from employees                                         4,112         3,244
Other receivables                                       (279,910)      (30,997)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                   621,404      (780,513)
Inventories                                             (466,884)     (428,563)
Prepaid expenses                                          29,654        40,070
Prepaid federal & state income taxes                    (455,000)          -
Other assets                                             189,320      (211,170)
Changes in liabilities increase (decrease):
Accounts payable                                         453,489       717,077
Accrued liabilities                                     (265,097)      306,030
Deferred revenues                                         44,556         2,197
Billings in excess of costs and estimated
  earnings on uncompleted contracts                      (29,574)       67,488
Provision for income taxes payable                       555,537       218,980
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities         971,765      (215,445)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     (214,887)     (425,825)
--------------------------------------------------------------------------------
Net cash (used) by investing activities                 (214,887)     (425,825)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital lease obligations                  58,640       241,289
 Payments of capitalized lease obligations               (72,500)      (39,289)
 Proceeds from credit line                                   -         230,737
 Payment on credit line                                 (231,007)          -
 Proceeds from notes payable                              93,754       117,505
 Payments on notes payable                               (77,444)      (56,853)
--------------------------------------------------------------------------------
Net cash provided by financing activities               (228,557)      490,389
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                          528,321      (147,881)
CASH, beginning of period                              1,498,769     1,258,890
--------------------------------------------------------------------------------
CASH, end of period                                   $2,027,090    $1,111,009
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                            $29,361       $16,486
Interest received                                          4,535         3,206
Income taxes paid                                       $310,116           -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine months ending February 28, 2007, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2007.

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

2. Cameron Baird vs. Edd Helms Group, Inc D/B/A Edd Helms Electric was filed June 14, 2001 with the 17th Judicial Circuit Court in Broward County, Case No. 01-10407. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In December of 2006 a payment in the amount of $219,758 was made to satisfy the judgment, including interest. The payment, including interest expense and litigation, was charged to Selling General and Administrative expense. In addition, a payment is due to Gutter's attorney who represented him in the appeals process in the amount of $43,048. Currently we dispute the amount presented by Gutter attorney as being excessive, as our attorney's fee was under $16,000.

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the nine months ended February 28, 2007 and February 28, 2006, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options since May 31, 2006.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the nine months ended February 28, 2007, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

                               Electric      HVAC     DataTelcom       Total
--------------------------------------------------------------------------------
Revenues earned              $7,970,947  $7,523,967  $1,941,963     $17,436,877
Cost of revenues earned      (5,890,069) (5,179,413) (1,130,687)    (12,200,169)
--------------------------------------------------------------------------------
Gross margins                 2,080,878   2,344,554     811,276       5,236,708
Expenses                     (1,815,086) (1,484,418)   (287,631)     (3,587,135)
--------------------------------------------------------------------------------
Income before
income taxes                $   265,792  $  860,136  $  523,645     $ 1,649,573
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

REVENUES EARNED

Revenues for the three months ended February 28, 2007 as compared to February 28, 2006, increased approximately 12.0%. Revenues for the nine months ended February 28, 2007 as compared to February 28, 2007, increased approximately 12.5%. The increase can be attributed to positive economic conditions, a company-wide focus to grow revenues by adding additional sales staff and building relationships with current and potential customers.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended February 28, 2007 as compared to February 28, 2006 decreased 4.0%. Costs of revenues earned as a percentage of revenues for the nine months ended February 28, 2007 as compared to February 28, 2006 decreased 2.5%. The decrease can be attributed to higher selling margins as a result of price increases, efficient project management and a company-wide focus on achieving higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 2.7% for the three months ended February 28, 2007 as compared to February 28, 2006. For the nine months ended February 28, 2007 as compared to February 28, 2006, selling, general and administrative expenses increased 22.9%. The increase is attributed to a television advertising campaign, Baird litigation expense and additional overhead to support the 12.5% increase in sales. We continue to focus on overhead cost control and adhering to operational budgets developed to measure deviations from our cost model.

NET PROFIT

The net income for the three and nine months ended February 28, 2007, was consistent with expectations. The profit can be attributed to a focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $1,463,930 for the nine months ended February 28, 2007, from February 28, 2006. Our ratio of current assets to current liabilities for the nine months ended February 28, 2007, was 2.38, as compared to a ratio of 1.96 at February 28, 2006. Compared to February 28, 2006, our cash balance for the nine months ended February 28, 2007, increased by $916,081, our accounts receivable increased by $159,926 and our accounts payable increased by $235,183. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no outstanding balance on our line of credit at February 28, 2007. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the nine month period ended February 28, 2007 we acquired equipment through the issuance of debt.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of February 28, 2007. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

2. Cameron Baird vs. Edd Helms Group, Inc D/B/A Edd Helms Electric was filed June 14, 2001 with the 17th Judicial Circuit Court in Broward County, Case No. 01-10407. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In December of 2006 a payment in the amount of $219,758 was made to satisfy the judgment, including interest. The payment, including interest expense and litigation, was charged to Selling General and Administrative expense. In addition, a payment is due to Gutter's attorney who represented him in the appeals process in the amount of $43,048. Currently we dispute the amount presented by Gutter attorney as being excessive, as our attorney's fee was under $16,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended February 28, 2007, there were no changes.

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

                                       Date: April 16, 2007

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

                                       Date: April 16, 2007