Form 10KSB
period 2007-05-31
EDD HELMS GROUP INC
filed 2007-09-12
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year ended May 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the transition period from ________ to ________

                         Commission file number 0-17978

                              EDD HELMS GROUP, INC.
                 (Name of small business issuer in its charter)

             Florida                                     59-2605868
             --------                                    ----------
     (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or origination)              Identification No.)

   17850 N.E. 5th Avenue, Miami, Florida                  33162-1008
   -------------------------------------                  ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $22,785,273.

The aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of August 15, 2007, was $450,071 (1,125,178 shares at an average bid price of $.40 per share).

There were 12,574,896 shares outstanding of the issuer's common stock, $.01 par value, as of September 7, 2007.

                        EDD HELMS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
--------                                                                   ----
  Item 1.   Description of Business.                                          1
  Item 2.   Description of Property.                                          6
  Item 3.   Legal Proceedings.                                                6
  Item 4.   Submission of Matters to a Vote of Security Holders.              7

PART II
--------
  Item 5.   Market for Common Equity and Related Stockholder Matters.         7
  Item 6.   Management's Discussion and Analysis or Plan of Operation.        7
  Item 7.   Financial Statements.                                            10
  Item 8.   Change in and Disagreements With Accountants on Accounting and
              Financial Disclosure.                                          24
  Item 8A.  Controls and Procedures.                                         24

PART III
--------
  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.             24
  Item 10.  Executive Compensation.                                          27
  Item 11.  Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.                               28

  Item 12.  Certain Relationships and Related Transactions.                  28
  Item 13.  Exhibits.                                                        28
  Item 14.  Principal Accountant Fees and Services.                          29

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

We are a Florida Corporation, organized in 1985 and originally incorporated under the name of Hotelecopy, Inc. In August of 1999, Hotelecopy, Inc. merged with Edd Helms, Inc. a Florida corporation and changed its name to Edd Helms Group, Inc. We presently have five wholly-owned Florida corporation subsidiaries:

          Edd Helms Electric, LLC,
          Edd Helms Air Conditioning, Inc.,
          Edd Helms Marine Air Conditioning and Refrigeration, LLC, DataTelcom, Inc., and
          EH Showrooms, LLC

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

Our internal information technologies include multiple rack mounted main computer servers and a combination of traditional, thin client, and wireless workstations. All software applications are secure and accessed by our employees using Citrix Presentation Server(TM) and Citrix Metaframe(TM) software from any inside or outside location where internet access is available. These secure computer systems have built-in redundancy, nightly automated data backup, and are powered by uninterruptible power systems and emergency generators in the event of power outages. Our management software is specifically designed for the service industry and related accounting functions. We use specialized service software to log service orders, schedule service calls, identify and ready the necessary repair parts or equipment, track the work order, and provide information for communication with the service technicians and customers. Our secure records databases combined with our secure online electronic image storage and retrieval system from Docstar(TM) allows our employees to quickly locate desired documents such as invoices, checks, correspondence or drawings using simple or complex keyword searches.

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

Our data communications services primarily include the installation and expansion of structured cabling systems consisting of computer room racks, fiber optics cabling between these computer room racks and remote distribution racks, and megabit or gigabit copper wiring to individual computer workstations. We are a certified dealer for Ortronics(TM) structured cabling systems as well as some other leading manufacturers.

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

Air Conditioning, Refrigeration and Mechanical

We provide a broad variety of maintenance, repair, and replacement services to both residential and commercial customers. Most of our air conditioning, refrigeration and mechanical efforts are in the service, retrofit, and design build markets. Our services include preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs, and the replacement (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as result of an emergency repair request) of HVAC and mechanical systems including chillers, cooling towers, hydronics, process systems, and automated temperature controls. We also provide certain specialized services and technical facilities management services to commercial building owners or building managers. We are expanding our LEED (Leadership in Energy & Environmental Design) capabilities to provide and maintain GREEN building systems. In connection with both new installation business and maintenance, repair and replacement services, we sell a wide range of HVAC equipment, parts and supplies.

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

In 2003 we were awarded a full dealership by Marine Air(TM) to compliment our prior dealerships for Cruisair(TM), Tundra(TM), Condaria(TM), Eskimo(TM), U-Line(TM), Polar Bay(TM), and Grunert(TM). The South Florida market is referred to by many as the boating capital of the United States, with megayachts now docked and serviced here year round. Many seasonal megayachts use Fort Lauderdale for their overhauls and refits, prior to chartering to the Caribbean and the Mediterranean. A marine marketing campaign was launched in 2002 and it has since been expanded to include both local and international marine publications to reach this special clientele.

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

Currently, this business is idle. The market has slowed to a point where the return is not worth the investment in resources. Based on the new technologies available in the marketplace, we believe this business will come back strong within the next year. The retrofit market in the cellular industry is technology and budget dependent, with each cellular company trying to one up its competition. We are positioned to take advantage of this opportunity when the marketplace returns with profitable work.


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

Expenditures related to environmental matters during the fiscal years ended May 31, 2007 and 2006, were not material. We do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations.

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

Employees

As of May 31, 2007, we had approximately 136 employees. Approximately 59 were employees in the electrical/tradeshow business, 37 were employees in the air conditioning/mechanical business, 11 were employees in the marine air conditioning business, 5 were employees in the wireless/cell tower business, and 24 were employed in central administrative roles. We believe that our relations with our employees are good. We are signatory to various collective bargaining agreements with local unions representing approximately 50% of our employees. None of these collective bargaining agreements are nationwide or regional in scope.

Edd Helms Electric is a member of the National Electrical Contractors Association who represents us in bargaining with the International Brotherhood of Electrical Workers. Edd Helms Air Conditioning is a member of the Mechanical Contractors Association who represents us in bargaining with the United Association of Journeyman and Apprentices of the Plumbing & Pipefitting Industry.

Our Executive Officers

See the information contained in Part III, Item 9, which describes our executive officers in detail.

Item 2. Description of Property.

At our NE 5 Avenue location in Miami, FL we lease approximately 36,500 square feet for warehousing, distribution, and business offices. The total annual cost during 2007 of these leases is approximately $397,422, including sales tax. This leased property is owned by National Industrial Park, whose sole partner is W. Edd Helms, Jr., who is an officer, director, the owner of approximately 90% of the common stock of Edd Helms Group, and is related to another officer and director. Beginning in March 2007, we began a consolidation of our leased property, which when completed in August 2007, will reduce our leased property at this location to approximately 27,500 square feet. Some improvements to the consolidated leased property were made. We believe that these consolidated facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities located at the Miami-Dade/Broward county line.

At our 620 SW Flagler Avenue location in Fort Lauderdale, FL Edd Helms Marine Air Conditioning leases its facilities from an unrelated third party. In July 2006 the lease was amended to extend the lease term to 7 years, terminating in September 2010. The total annual cost of this lease during 2007 is approximately $28,704 per year.

Item 3.  Legal Proceedings.

1. The case is filed with the 11th Judicial Circuit Court in Miami Dade County, Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group (Helms) entered into a subcontract for the installation of a fire alarm system at the Fontainbleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against us and our surety, XL Surety Specialists. The surety responded and filed an action against us for indemnification under the bond. The Siemens claim is in excess of $500,000. We are of the opinion that we will be successful in the prosecution of the claim and the defense of the counterclaim. At this time our legal counsel has informed us that there is no reason to believe that there will be any material adverse effect on the Company. Considering the circumstances; we do not believe that the ultimate result of the case will have a material adverse effect on the financial condition of the Company. At May 31, 2007, our legal fee accrual for this matter is $100,000.

2. The case is filed with the 17th Judicial Circuit Court in Broward County, Case No. 01-10407. A former employee of ours filed a suit against us for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with his client, which allows an attorney to recover his cost related to the case, times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In addition to the judgment paid in December 2006 of $230,737, in June 2007 we paid the plaintiffs appellate attorney fees in the amount of $74,162. Final satisfactions of judgment and appellate fees were recorded June 2007.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters have been submitted during the year for vote.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded over the counter pink sheets (OTCPK) under the symbol EDDH.
The following tables set forth, for the periods indicated, the range of high and low closing bid and ask price for our common stock from June 1, 2006, through May 31, 2007. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. The following information for the fiscal years ended May 31, 2007 and 2006 was obtained from Market Watch by Dow Jones historical data services.

                                                            Year Ended
                                                   May 31, 2007     May 31, 2006
                                                      High Low        High  Low
                                                    -----------      -----------
          First Quarter                            $ .51  $.35      $ .24  $.14
          Second Quarter                           $ .50  $.37      $ .23  $.19
          Third Quarter                            $ .48  $.42      $ .26  $.23
          Fourth Quarter                           $ .58  $.40      $ .38  $.22

On May 31, 2007, there were approximately 411 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

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

Results of Operations, May 31, 2007, Compared to Year Ended May 31, 2006

Revenues Earned

Revenues increased approximately $1.6 million or 7.4% to $22.8 million for the fiscal year ended May 31, 2007, from $21.2 million for the fiscal year ended May 31, 2006. The increase can be attributed to additional sales staff, selling a new product line of stand-by generator systems, and growing commercial sales.

Costs of Revenues Earned

Cost of revenues was approximately $16.5 million or 72.3% of revenues earned, for the year ended May 31, 2007, as compared with $15.1 million or 71.2% of revenues earned for the year ended May 31, 2006. Our gross profit margin as a percentage of revenues earned for year ended May 31, 2007 was 27.7%, as compared with 28.8% for year ended May 31, 2006. The margin is consistent with expectations, but we continually focus on improving margins. We do this by being selective with job opportunities and focus on the efficiency with which we perform work.

Selling, General and Administrative Expenses

Selling, general, and administrative (SGA) expenses for the year ended May 31, 2007 were $5,279,895 or 23.2% of revenues earned, as compared with $4,799,592 or 22.6% of revenues earned for the year ended May 31, 2006. Of the additional $480,303 in SGA expenses, $251,848 were advertising and $101,141 were legal. The remaining $127,314 SGA expense increases were necessary to invest in the infrastructure to support the company's growth in revenues over the past 4 years from $16.2 Million in 2004 to $22.8 Million in 2007. We continue to focus on overhead cost control and adhering to operational budgets.

Income From Operations Before Income Taxes (Credits)

Income from operations before income taxes (credits) increased approximately $84,082 to $1,364,442 as compared to the fiscal year ended May 31, 2006. We continue to focus on building relationships with new and existing customers, measure our progress towards established benchmarks and provide a high level of service and professionalism in everything we do. The increase in profitability is consistent with expectations.

Provision for Income Taxes

We follow Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. That statement focuses on the balance sheet and on calculating deferred tax assets and liabilities. Deferred income tax expense (and our provision for income taxes (credits) is the difference between the deferred tax balance sheet accounts at the beginning and end of each period. For the year ended May 31, 2007 our income tax expense was $495,738. For the year ended May 31, 2006 our income tax expense was $492,521, offset by the utilization of our net operating loss carry-forward in the amount of $124,439.

Liquidity and Capital Resources

As of May 31, 2007, we had cash, cash equivalents and securities available for sale totaling approximately $2,073,246 compared with $1,498,769 as of May 31, 2006. Working capital increased to $4.78 million at May 31, 2007, compared to $3.86 million in the prior year. Our ratio of current assets to current liabilities was 2.55 to 1 as of May 31, 2007, compared to 2.06 to 1 in the prior year. During fiscal 2007, our cash increased by $574,477. Liquidity increased as a result of sales growth and the efficient management of overhead expenses. During the year we sold securities held in Touchnet Inc. for $254,700. These securities were obtained by as a result of the merger with Hotelecopy Inc. in 1999. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was not used during the year ended May 31, 2007. We expect to use our credit line as it may be needed from time to time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

Effects of Inflation

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2007.

Item 7. Financial Statements






                     C O N T E N T S

                                                                       Page
                                                                       -----
Report of Independent Registered Public Accounting Firm                  11

Consolidated Financial Statements                                        12

Consolidated Balance Sheets                                              12

Consolidated Statements of Operations and
  Comprehensive Income                                                   113

Consolidated Statements of Cash Flows                                    14

Consolidated Statements of Stockholders' Equity                          15

Notes to Consolidated Financial Statements                           16 to 23

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                           Miami, Florida 33156-7564
A Professional Association                             Telephone  (305) 274-1366
                                                       Facsimile  (305) 274-1368
                                                       E-mail     info@uscpa.com
                                                       Internet    www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries at May 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.



                                               /s/ Dohan and Company, P.A.
                                                   Certified Public Accountants

Miami, Florida
August 22, 2007

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                  2007            2006
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  2,073,246   $   1,498,769
Available-for-sale equity security                        7,686             921
Accounts receivable, less allowance for doubtful
  accounts of $166,781 and $115,435                   2,711,426       2,669,311
Due from employees                                        8,072          13,771
Other receivables                                       712,274         299,878
Costs and estimated earnings in excess of billings
  on uncompleted contracts                              604,653       1,307,536
Inventories                                           1,451,158       1,421,477
Prepaid expenses                                        103,789         170,908
Deferred income tax asset                               173,576         102,783
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  7,845,880       7,485,354
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                           1,134,953       1,024,859
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses
Acquired, net                                           143,866         143,866
Other Assets                                             56,362         269,615
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                      200,228         413,481
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $  9,181,061   $   8,923,694
================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt                                    $        -     $     230,737
Current maturities of long-term debt                     89,556          86,938
Current obligations under capital leases                103,622          84,369
Accounts payable                                      1,213,407         975,543
Accrued liabilities                                   1,014,392       1,018,253
Deferred revenue                                        118,373          76,985
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      320,178         840,121
Provision for income taxes payable                      202,668         313,411
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             3,062,196       3,626,357
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred Income Tax Liability                           153,417         152,732
Long-term debt                                          128,945         119,251
Long-term debt under capital leases                      88,536         146,091
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                             370,898         418,074
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                     3,433,094       4,044,431
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 10, 13 AND 15)

STOCKHOLDERS' EQUITY
Common stock;$.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued;
  12,574,896 shares outstanding                         126,614         126,614
Additional paid-in capital                              208,182         208,182
Retained earnings                                     5,436,516       4,567,812
Treasury stock, 86,462 shares at cost                   (23,345)        (23,345)
--------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                      5,747,967       4,879,263
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   9,181,061   $   8,923,694
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended May 31,                            2007              2006
--------------------------------------------------------------------------------
REVENUES EARNED                                   $ 22,785,273    $  21,205,252
COST OF REVENUES EARNED                             16,468,131       15,097,581
--------------------------------------------------------------------------------
GROSS PROFIT                                         6,317,142        6,107,671
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         5,279,895        4,799,592
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS BEFORE OTHER
 INCOME AND EXPENSES AND INCOME TAX CREDITS          1,037,247        1,308,079
--------------------------------------------------------------------------------
INTEREST INCOME                                         12,828            4,086
OTHER INCOME                                            85,784           19,930
GAIN ON SALE OF SECURITIES                             254,700              -
INTEREST EXPENSE                                       (37,175)         (24,704)
LOSS ON SALES OF EQUIPMENT                              11,058          (27,031)
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                          327,195          (27,719)
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           1,364,442        1,280,360
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and state income taxes           539,301          437,850
Benefit from utilization of net operating
  Loss carryforward                                        -           (124,439)
Deferred federal and state income tax                  (43,563)         179,110
--------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES                       495,738          492,521
--------------------------------------------------------------------------------
NET INCOME                                             868,704          787,839
--------------------------------------------------------------------------------
IMPAIRMENT LOSS ON SECURITIES
 AVAILABLE FOR SALE                                        -            (70,698)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                              $    868,704    $     717,141
================================================================================
NET INCOME PER SHARE
   - BASIC                                        $       0.07    $        0.06
   - DILUTED                                      $       0.07    $        0.06
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         12,574,896       12,574,896
                                    - DILUTED       12,702,169       12,734,896
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31,                              2007            2006
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income from operations                      $    868,704    $     787,839

Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                          387,749          347,111
(Gain) loss on disposal of property & equipment        (11,058)          27,030
Deferred income taxes                                  (70,108)         179,110
Provision for doubtful accounts                        114,436         (129,989)
Change in assets (increase) decrease:
 Impairment loss on available for sale securities          -            (70,698)
 Accounts receivable                                  (175,398)        (323,872)
 Due from employees                                      5,699           (3,200)
 Other receivables                                    (412,397)        (212,910)
 Deferred contract costs                                   -                -
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                            702,883         (891,175)
 Inventories                                           (29,681)        (427,258)
 Prepaid expenses                                       67,118          113,847
 Other assets                                          206,488         (126,310)
Change in liabilities increase (decrease):
 Accounts payable                                      256,714          501,545
 Accrued liabilities                                    (3,861)         401,146
 Deferred revenue                                       41,388           (4,324)
 Billings in excess of costs and
  estimated earnings on uncompleted contracts         (519,943)         (91,171)
 Provision for income taxes                           (110,743)         313,411
--------------------------------------------------------------------------------
Net cash provided by operating activities            1,317,990          390,132
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital leases                           62,762          269,986
 Payment of capitalized lease obligations             (101,065)         (66,729)
 Proceeds from credit line                                 -            230,737
 Repayment of credit line                             (230,737)             -
 Proceeds from notes payable                           123,654          164,416
 Payments on notes payable                            (111,343)        (110,490)
--------------------------------------------------------------------------------
Net cash (used) provided by financing activities      (256,729)         487,920
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                   (486,784)        (666,971)
 Disposal of property & equipment                          -             28,798
--------------------------------------------------------------------------------
Net cash used for investing activities                (486,784)        (638,173)
--------------------------------------------------------------------------------
INCREASE IN CASH                                       574,477          239,879
CASH, beginning of year                              1,498,769        1,258,890
--------------------------------------------------------------------------------
CASH, end of year                                 $  2,073,246    $   1,498,769
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                     $     37,175    $      24,704
Interest received                                 $     12,828    $       4,086
Income taxes paid                                 $    660,116    $         -
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended May 31, 2007 and 2006

                        Additional
        Common Stock    Paid-in   Retained Treasury Stock   Unrealized
       Shares   Amount  Capital   Earnings Shares   Amount    Loss on
                                                           Available-for
                                                           -Sale Equity
                                                            Security    Total
--------------------------------------------------------------------------------
May 31, 2005

    12,661,358 $126,614 $208,182 $3,850,671 86,462 ($23,345)($70,698)$4,091,424

--------------------------------------------------------------------------------
May 31, 2006

Impairment Loss on available
 for sales equity securities                                  70,698     70,698

Net Income -        -        -      717,141     -       -        -      717,141

    12,661,358 $126,614 $208,182 $4,567,812  86,462($23,345)     -   $4,879,263

--------------------------------------------------------------------------------
May 31, 2007

Net Income -        -        -      868,704     -       -        -      868,704

    12,661,358 $126,614 $208,182 $5,436,516  86,462($23,345)     -   $5,747,967

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Edd Helms Group, Incorporated (EHG) and its wholly owned subsidiaries, Edd Helms Electric, LLC, Edd Helms Air Conditioning, Inc. (Air Conditioning), and Datatelcom, Inc. (Datatelcom). The Company also has a wholly-owned subsidiary, Edd Helms Marine Air Conditioning and Refrigeration, LLC., whose business activities are included in the Air Conditioning segmented reporting. EH Showrooms, LLC is a new business whose setup cost are included in Group as the company is not open for business at this time. All significant inter-company accounts and transactions of Edd Helms Group, Inc. and Subsidiaries (the Company) for the periods presented have been eliminated in consolidation.

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

Amortization - Goodwill was previously amortized using the straight-line method. Goodwill recognized as a result of the merger on July 1999, was being amortized over five years. Goodwill representing the acquisition of a communications business, acquired during 1999, was being amortized over fifteen years. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill impairment and that intangible assets other than goodwill and other indefinite lived intangible assets, be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Based on the initial impairment test on June 1, 2002, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. The Company performed the impairment test on goodwill as of May 31, 2007, and determined that goodwill was not impaired.

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

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains sweep accounts utilizing nightly repurchase accounts which are uninsured by the Federal Deposit Insurance Corporation. At May 31, 2007, the Company's balances in these sweep accounts totaled $2,146,873. At May 31, 2007, the Company's uninsured cash and sweep balances total $2,165,572.

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

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2007 and 2006, amounted to $616,677 and $364,829 respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic and Diluted Net Income Per Share - Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during each period. The 400,000 available stock options at May 31, 2007 and 2006, were dilutive and therefore excluded from net income per share calculations.

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective beginning in fiscal year 2008, but does not expect its adoption to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, " Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements " ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company's fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statement.

Note 3. Available-for-Sale Equity Security

We recognized the losses on available-for-sale security at May 31, 2006, previously carried in the equity section of our balance sheet in the amount of $70,698.

Note 4. Accounts Receivable

Accounts receivable consisted of the following:
                                                        2007            2006
                                                    ------------    ------------
Contracts completed and in progress - billed        $ 2,353,106     $ 1,811,991
Contracts completed and in progress - unbilled          525,101         833,575
Retention                                                   -           139,180
Allowance for doubtful accounts                        (166,781)       (115,435)
                                                    ------------    -----------
                                                    $ 2,711,426     $ 2,669,311
                                                    ============    ============

Note 5.  Other receivables

Other receivables consists of receivables related to a court order for payment of services rendered, receivables placed in the hands of a collection attorney for non-payment of work performed, and a receivable for services provided to a general contractor collateralized by a mortgage on the property where services were rendered. The receivables provided to our collections attorney have been filed with the appropriate courts and legal proceedings are underway. The material items in Other Receivables as of May 31, 2007 consists of the following:

         AMTL                                                 $ 71,640
         George Phillips                                        78,378
         Siemens (Litigation)                                  136,680
         Receivables in Litigation                             328,432
         Other                                                  97,144
                                                              --------
                                                              $712,274
                                                              ========

Note 6. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                                                        2007            2006
                                                    ------------    -----------
Billings on uncompleted contracts                   $ 3,886,745     $ 3,918,925
                                                    ------------    -----------
Costs incurred on uncompleted contracts             ( 3,210,473)     (1,170,667)
Estimated earnings on uncompleted contracts         (   960,747)     (3,215,673)
                                                    ------------    -----------
Total costs and estimated earnings on
  uncompleted contracts                             ( 4,171,220)     (4,386,340)
                                                    ------------    -----------
                                                    $   284,475     $   467,415
                                                    ============    ===========

These amounts are included in the accompanying consolidated balance sheets as follows:
                                                         2007           2006
                                                    ------------    ------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                ($    320,178)  ($   840,121)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                   604,653      1,307,536
                                                    ------------    ------------
                                                    $    284,475    $   467,415
                                                    ============    ===========

Note 7. Property and Equipment

Property and equipment consisted of the following:
                                                         2007           2006
                                                    ------------    ------------
Transportation equipment                            $ 2,086,985     $ 2,136,229
Machinery and equipment                                 662,170         719,262
Furniture and fixtures                                   66,768          56,964
Computer equipment and software                         375,974         490,501
Leasehold improvements                                  374,733         223,464
                                                    -----------     -----------
                                                      3,566,630       3,626,420
Accumulated depreciation                           (  2,431,677)   (  2,601,561)
                                                    -----------     -----------
Property and equipment, less
  accumulated depreciation                          $ 1,134,953       1,024,859
                                                    ===========     ===========

Depreciation expense for the years ending May 31, 2007 and 2006, amounted to $387,749 and $347,111, respectively, and is included in costs of revenues earned and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Note 8. Income Taxes

The provisions for income taxes are summarized as follows:
                                                         2007           2006
                                                     ------------   ------------
Current tax, net of utilization of net operating loss carryforwards:

Federal                                              $  464,524     $   313,411
State                                                    74,777              -
                                                     ----------     -----------
 Total current tax                                      539,301         313,411
                                                     ----------     -----------

Deferred tax, net of utilization of net operating loss carryforwards:

Federal                                                 (39,360)        161,832
State                                                    (4,203)         17,278
                                                     ----------     -----------
Total deferred tax                                      (43,563)        179,110
                                                     ----------     -----------
Total income taxes                                   $  495,738     $   492,521
                                                     ==========     ===========

The Company files consolidated income tax returns with its five wholly-owned corporate subsidiaries. Deferred income taxes and benefits for 2007 and 2006 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 37.63% in both years) that the changes in those temporary differences had on the provision for deferred tax expense are as follows:

                                                         2007          2006
                                                     ------------   ------------
Deferred tax asset:
Accrued officers' salaries                           $      1,388   $     1,388
Allowance for bad debts                                    88,150        43,438
Full absorption cost method                                84,038        57,957
Net operating loss carryforward                               -             -
                                                     ------------   -----------
Total deferred tax asset                                  173,576       102,783
                                                     ------------   -----------

Deferred tax liability:
Depreciation                                              (99,280)      (98,595)
Amortization                                              (54,137)      (54,137)
                                                      -----------   -----------
Total deferred tax liability                             (153,417)     (152,732)
                                                      -----------   -----------

Net deferred tax (liability) asset                    $    20,159   $   (49,949)
                                                      ===========   ===========

The amounts have been presented in the Company's financial statements as follows:
                                                         2007           2006
                                                     ------------   ------------
Current deferred tax asset                           $    173,576   $   102,783
Non-current deferred tax liability                       (153,417)     (152,732)
                                                     ------------   -----------
Net deferred tax (liability) asset                   $     20,159   $  (49,949)
                                                     ============   ===========

The federal net operating loss carryforwards at May 31, 2007 and 2006, were $0.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the entire deferred tax benefit will be recognized in future years. Therefore, no valuation allowance has been established.

Note 9. Employee Benefit Plans

401K Retirement Plan (401K)- The Company has a qualified deferred compensation plan (401K) under Section 401K of the Internal Revenue Code, covering substantially all full-time employees. All Plan administrative expenses are paid at the option of the Company. This current plan has two different employee groups. As of May 31, 2007 the asset value of this current plan is $2,045,831.


The first group of employees in the 401K Plan consists of employees for whom the Company is required to make defined benefit or defined contribution payments under the terms of various collective bargaining agreements. For this specific group, the Company cannot make employer matching or other employer contributions to the 401(k)Plan. Employees in this group can and did make their own contributions into the 401(k) Plan in 2007 and 2006.

The second group of employees in the 401K Plan consists of all remaining employees not included in the first group. For this specific group, the Company is permitted to make employer matching or other employer contributions to the 401(k) Plan. Employer Contributions to the 401K Plan are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. For this second group of employees in the current Plan, Employer matching contributions were made into the 401(k) Plan in 2007 and 2006.

During 2005 the Company retained UBS Financial Services and The Pension Studio to manage and evaluate the current combination ESOP/401(k) Plan and to provide financial planning services to our employees. As a result of their recommendations the Company established a new qualified 401(k) only retirement plan effective on June 1, 2005, transferred all 401(k) assets from combination ESOP/401(k) plan to the new 401(k) only plan on May 2, 2006, with elective deferrals into this new Plan effective May 2, 2006. As of May 3, 2006 the only asset remaining in the combination ESOP/401(k) Plan was 1,159,970 shares of Edd Helms Group, Inc. stock. This new 401K only Plan will include the same two groups of employees with the same employer matching or other employer contributions rules as the combination ESOP/401(k) Plan, but this new 401K only Plan will not include the ESOP. An Application was made to the Internal Revenue Service on July 31, 2006, for the determination of terminating the combination ESOP/401(k) Plan. The application for termination was approved by the IRS on May 4, 2007. On July 26, 2007 the company redeemed at a purchase price of $.42 per share, a total of 1,159,970 shares of its issued and outstanding common stock from the Edd Helms, Inc. Employee Stock Ownership Plan upon termination of the plan. The aggregate redemption cost to the company was $487,187. All monies used for the redemption of the shares were internally generated.

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

Note 10. Related Party Transactions

The Company leases its facilities under a three-year operating lease, expiring on February 28, 2009. The lease is from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from unrelated parties. The leases provide for monthly payments of $35,732 including applicable taxes. Rent expense under these leases totaled $397,422 and $278,391 for the years ended May 31, 2007 and 2006, respectively. Future minimum rental payments required under the above mentioned leases subsequent to the year ended May 31, are as follows:

              2008                   $ 339,522
              2009                     210,926
                                     ---------
                                     $ 550,448
                                     =========

Note 11. Long-Term Debt

Notes payable consisted of the following:
                                                         2007           2006
                                                     ------------   ------------
Bank notes, payable in monthly installments totaling $10,030, bearing interest at rates varying from 0.0% to 8.5%,secured by transportation equipment and a generator, maturing at various dates through 2011.
                                                     $   218,501    $   206,189
Current maturities of long-term debt                (     89,556)  (     86,938)
                                                     -----------    -----------
Long-term debt                                       $   128,945    $   119,251
                                                     ===========    ===========

Aggregate maturities of notes payable for the years subsequent to the year-ended May 31, are as follows:

                  2008                    $  89,556
                  2009                       72,646
                  2010                       40,214
                  2011                       16,085
                                          ---------
                                          $ 218,501
                                          =========

Interest expense on notes payable amounted to $13,349 and $8,132 for the years ended May 31, 2007 and 2006.

Note 12. Credit Arrangement

The Company has a line of credit with a bank for advances up to $500,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs. Certain information regarding the credit arrangement as of May 31, 2007, is summarized as follows:

Maximum amount of borrowing outstanding, at any month end $ 230,737 Minimum amount of borrowing outstanding at any month end $ -

Interest expense related to this credit arrangement amounted to $3,341 and $24,031 for the year ended May 31, 2007 and 2006, respectively.

Note 13. Capital Lease Obligations

Capital lease obligations consisted of the following:
                                                         2007           2006
                                                     ------------   ------------
Lease payments, payable in monthly installments
of $9,136 inclusive of imputed interest at rates
varying from 3.99% to 15.48% maturing in 2009        $   192,158    $   230,460

Current obligations under capital lease              (   103,622)   (    84,369)
                                                     ------------   -----------
Long-term obligations under capital lease            $    88,536    $   146,091
                                                     ============   ===========

Future minimum lease payments under capital lease for the years ended subsequent to May 31, are as follows:

                  2008              $103,622
                  2009                88,536
                                    --------
                                    $192,158
                                    ========

Interest expense recorded on capital lease obligations amounted to $20,150 and $13,125 for the years ended May 31, 2007 and 2006, respectively, and is included in other income and expenses.


Note 14. Accrued Liabilities

Accrued liabilities consisted of the following:
                                                         2007           2006
                                                     ------------   ------------

Compensation, related taxes, and benefits            $   756,695    $   608,335
Professional fees                                        100,000        188,574
Commissions                                              113,744        172,719
Other, including accrued claims                           43,953         48,625
                                                     ------------   -----------
                                                     $ 1,014,392    $ 1,018,253
                                                     ============   ===========
Note 15.  Commitments and Contingencies

Operating Leases - The Company also leases various office equipment under non-cancellable leases expiring at various dates through June 2008. Rent expense under these operating leases was $12,979 in the current year and is included in selling, general, and administrative expenses.

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

Note 16. Gain of Sale of Securities

During the year the company sold stock in Touchnet Information System, Inc. in the amount of $254,700. Touchnet develops and supports innovative commerce solutions. The stock was initially acquired as a result of the merger with Hotelecopy Inc.

Note 17. Segments and Related Information

The Company has three unique business segments with dedicated management and infrastructures for each.

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

Year Ended
May 31, 2007          Electric      HVAC     DataTelcom Unallocated     Total
--------------------------------------------------------------------------------
Total revenue
 earned              $10,955,997 $10,303,556 $ 1,980,282        -    $23,239,835
Inter-segment
 revenue             $   332,452 $    46,726 $    75,384        -    $   454,562
--------------------------------------------------------------------------------
Total external
 revenue earned      $10,623,545 $10,256,830 $ 1,904,898        -    $22,785,273
================================================================================
Gross profit         $2,854,972  $ 2,763,804 $   698,366        -    $ 6,317,142
================================================================================
Operating earnings   $  310,329  $   473,764 $   295,978    (42,824) $ 1,037,247
================================================================================
Depreciation and
 amortization        $  192,296  $   151,935 $    43,518        -    $   387,749
================================================================================
Interest expense     $   18,932  $    16,768 $     1,475        -    $    37,175
================================================================================
Total assets         $3,149,945  $ 2,651,421 $   224,656  $3,155,039 $ 9,181,061
================================================================================
Capital expenditures $  214,074  $    66,582 $       -    $  217,186 $   497,842
================================================================================


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

Item 8a.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended May 31, 2007.

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

Our directors and executive officers are as follows:

Director
Name                 Since         Age      Position
-----                -----         ---      --------
W. Edd Helms, Jr.    1985           61      Chairman of the Board of
                                            Directors, President and
                                            Chief Executive Officer

L. Wade Helms        1986           50      Executive Vice President, Secretary,
                                            Treasurer and Director

Dean A. Goodson      2003           39        Chief Financial Officer

Walter Revell        2002           72      Independent Director

Edward McCarthy*     2002           63      Independent Director

John Salvaggio**     2006           45      Independent Director

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

Mr. Revell has been Chairman of the Board and CEO of Revell Investments International, Inc. since 1984. He was also Chairman of the Board and CEO of H.
J. Ross Associates, Inc., consulting engineers and planners, from 1991 through 2002. He was President, CEO and a director of Post, Buckley, Schuh & Jernigan, Inc., consulting engineers and planners, from 1975 through 1983. He served as Secretary of Transportation for the State of Florida from 1972 to 1975. He is also a director of Rinker Group Limited, an international manufacturer and supplier of construction materials; Calpine Corporation, a major electric power producer; International Finance Bank; The St. Joe Company, a large real estate developer; and NCL Corporation Ltd., parent company of Norwegian Cruise Line and other brands.

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

John Salvaggio is currently the Chief Financial Officer at Rupari Food Services, Inc., an importer and manufacturer of food products based in Deerfield Beach, Florida. He has held finance and accounting positions at Prosource Distribution, Ryder System, Burger King Corporation and Deloitte Consulting. He graduated from the University of Florida with a Bachelors Degree in Accounting and earned his MBA from Florida International University. Mr. Salvaggio is a CPA in the state of Florida.

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
Principal                 Annual Stock                        Payouts comp.(inc.
Position                  Comp   Awards                                cars)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

W. Edd Helms, 2007 $178,500 $31,344                                     $16,810
Jr.           2006 $186,961 $ 5,000                                     $12,258
              2005 $206,313                                             $  -
President and
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

L. Wade Helms 2007 $135,000 $47,031                                     $15,039
              2006 $128,942 $ 5,000                                     $11,011
              2005 $92,490                                              $20,044
Executive Vice
President
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Dean Goodson  2007 $100,000 $44,031                                     $ 7,907
              2006 $ 92,904 $ 3,000                                     $ 7,200

Chief Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------


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

                           Amt. Of Beneficially
      Name                  Owned Common Stock          Percent
-------------------        -------------------          -------
W. Edd Helms, Jr.               10,065,814              80.00%      (1)
L. Wade Helms                       54,876                .44%      (2)
Walter L. Revell                    25,935                .21%      (3)
Edward McCarthy                      2,580                -         (4)
ESOP                               889,267               7.07%      (5)
All officers and directors      11,309,175              89.93%      (6)

The address of all four of our officers is: 17850 N.E. 5th Ave, Miami, Florida 33162.

(1) This includes 9,795,111 shares in his name, and 270,703 shares attributed to him due to his percentage ownership of our ESOP, which holds 1,159,970 shares of our common stock.


(2) This includes the 2,147 shares held as joint tenants with Vicki Helms his wife, 500 shares in his name, 50,000 shares issued in January of 2002, and 2,229 shares in the ESOP. This does not include stock option to acquire 200,000 shares of our stock pursuant to our incentive stock plan at a purchase price of $.15 which options will expire in 2011.

(3) Walter L. Revell has sole voting and investment power of these shares. This does not include 10,000 nonqualified stock options awarded April 5, 2002.

(4) Edward McCarthy shares voting and reinvestment power of these shares with his wife. This does not include 10,000 nonqualified stock options awarded April 5, 2002.

(5) The ESOP was adopted by Edd Helms, Incorporated on May 15, 1995, and at the time of the merger was funded with 638 shares of the common stock of Edd Helms, Incorporated. As a result of the merger with Hotelecopy, the ESOP received 1,378,781 of our shares of common stock. Since the merger, 218,811 shares have been distributed from the ESOP so that as of May 31, 2006, the ESOP held 1,159,970 shares, of which W. Edd Helms Jr. ESOP shares were 270,703.

(7) See notes 1-6 for the details.

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

Item 13. Exhibits and Reports on Form 8-K.

a. Exhibits required to be filed by Item 601 of Regulation S-B:

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer


b. An 8K was filed on April 16, 2007 for which the Board of Directors of Edd Group, Inc. authorized the creation of a new wholly owed subsidiary, Edd Helms Electric, LLC. The electrical contracting and service work of Edd Helms Group, Inc. will be transferred to the new subsidiary leaving Edd Helms Group, Inc. as a holding company owning all of the equity interest in Edd Helms Electric, LLC, Edd Helms Air Conditioning, Inc., Edd Helms Marine Air Conditioning and Refrigeration, LLC, DataTelcom, Inc., and EH Showrooms, LLC.

Item 14. Principal Accountant Fees and Services

Audit Fees

Dohan and Company, CPA's, billed $116,188 for professional services rendered for the audit of our annual financial statements for fiscal year 2006 and the reviews of the financial statements included in our Forms 10-QSB for that fiscal year. For fiscal year 2007, the amount billed or accrued for the same services is expected to be $122,000.

Tax Fees

Dohan and Company, CPA's, billed $7,500 for fiscal year May 31, 2006, for professional tax services and is expected to bill approximately $8,250 for fiscal year ended May 31, 2007.

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

                                       Date: September 12, 2007

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


                                       Date: September 12, 2007