Form 10QSB
period 2007-08-31
EDD HELMS GROUP INC
filed 2007-10-22
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended August 31, 2007

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

11,414,926 shares of common stock, par value $.01 per share, were outstanding at the close of business on October 18, 2007.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]









EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - August 31, 2007.             3
              Consolidated Statements of Income (unaudited) - Three months     5
               ended August 31, 2007 and 2006.
         Consolidated Statements of Cash Flows (unaudited) - Three             6
             months ended August 31, 2007 and 2006.
           Notes to Consolidated Financial Statements (unaudited).             8
Item 2. Management's Discussion and Analysis or Plan of Operation.             9
Item 3. Controls and Procedures.                                              10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          11
Item 3. Defaults Upon Senior Securities.                                      11
Item 4. Submission of Matters to a Vote of Security Holders.                  11
Item 5. Other Information.                                                    11
Item 6. Exhibits and Reports on Form 8-K.                                     11
































PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)                          August 31, 2007
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $592,497
Available-for-sale equity security                                        7,686
Accounts receivable, less allowance for doubtful
  accounts of $152,927                                                2,569,790
Other receivables                                                       622,195
Due from employees                                                       19,585
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                  460,466
Inventories                                                           1,643,983
Prepaid expenses                                                        126,624
Prepaid income taxes                                                    270,000
Deferred income taxes                                                   173,575
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  6,486,401
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                           1,485,841
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,866
Other assets                                                             54,220
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      198,086
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $8,170,328
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                 $  116,857
Current obligations under capital leases                                106,150
Accounts payable                                                        797,039
Accrued liabilities                                                     590,143
Deferred revenue                                                        151,890
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     569,248
Provision for income taxes payable                                      208,928
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             2,540,255
-------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   147,157
Long-term debt                                                          157,888
Long-term debt under capital leases                                      58,220
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             363,265
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     2,903,520
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  11,414,926 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     5,441,771
Treasury stock, 1,246,432 shares at cost                               (509,759)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            5,266,808
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $8,170,328
================================================================================
See accompanying notes.










































EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended August 31,                               2007        2006
--------------------------------------------------------------------------------
REVENUES EARNED                                          4,803,181   $5,922,054
COST OF REVENUES                                         3,459,265    4,203,379
--------------------------------------------------------------------------------
GROSS PROFIT                                             1,343,916    1,718,675
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                  1,336,563    1,349,669
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)                             7,353      369,006
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                                             12,137          478
Interest expense                                           (14,235)      (7,987)
Other income                                                   -         24,272
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                                          (2,098)      16,763
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   5,255      385,769
--------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes                                   2,027      240,446
Deferred Federal and State income tax                          -        (91,636)
--------------------------------------------------------------------------------
Total income taxes                                           2,027      148,810
--------------------------------------------------------------------------------
NET INCOME                                                  $3,228     $236,959
================================================================================
NET INCOME PER SHARE - BASIC                                $ 0.00      $ 0.02
                     - DILUTED                              $ 0.00      $ 0.02
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC                                  11,414,926  12,574,896
                 -DILUTED                                11,668,585  12,835,361
================================================================================
See accompanying notes.

















EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      August 31,   August 31,
For the Three Months Ended                                 2007         2006
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $3,228     $236,959
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                               91,651      103,183
Provision for doubtful accounts                            (13,854)     (73,941)
Deferred income taxes                                       (6,260)    (165,255)
Changes in assets (increase) decrease:
Accounts receivable                                        176,364     (476,519)
Due from employees                                         (11,512)       2,307
Other receivables                                           90,079      (38,032)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                     144,187      (87,317)
Inventories                                               (192,824)    (249,182)
Prepaid expenses                                           (22,835)     (53,785)
Prepaid federal and state income taxes                    (270,000)         -
Other assets                                                 2,142      (26,536)
Changes in liabilities increase (decrease):
Accounts payable                                          (435,218)      63,479
Accrued liabilities                                       (424,248)    (270,710)
Deferred revenues                                           33,517       68,302
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        249,070      (77,939)
Provision for income taxes payable                           6,260      240,446
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities          (580,253)    (802,540)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (442,538)    (149,289)
--------------------------------------------------------------------------------
Net cash (used) by investing activities                   (442,538)    (149,289)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital leases                                  -         58,640
 Payments of capitalized lease obligations                 (27,788)     (20,913)
 Proceeds from notes payable                                83,172       48,185
 Payments on notes payable                                 (26,928)     (19,795)
 Stock repurchase                                         (486,414)         -
--------------------------------------------------------------------------------
Net cash provided by financing activities                 (457,958)      66,117
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                             (1,480,749)    (879,712)
CASH, beginning of period                                2,073,246    1,498,769
--------------------------------------------------------------------------------
CASH, end of period                                     $  592,497   $  619,057
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                               $14,235     $7,987
Interest received                                           $12,137        478
Income taxes paid                                            $2,027        -
================================================================================
See accompanying notes.









































EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ending August 31, 2007, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2008.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2007, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three months ended August 31, 2007 and August 31, 2006, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the three months ended August 31, 2007, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction. Our business unit DataTelcom, previously reported, is currently on idle. The market has slowed to a point where the return is not worth the investment in resources. Based on the new technologies available in the marketplace, we believe this business will come back strong within the next year. The retrofit market in the cellular industry is technology and budget dependent, with each cellular company trying to one up its competition. We are positioned to take advantage of this opportunity when the marketplace returns with profitable work.


                Electric      HVAC        Marine       Showroom       Total
--------------------------------------------------------------------------------
Revenues
 earned        $ 2,244,983 $ 2,087,169 $  471,029 $      -         $ 4,803,181
Cost of revenues
 earned         (1,652,111) (1,491,383)  (315,771)       -          (3,459,265)
--------------------------------------------------------------------------------
Gross margins      592,872     595,786    155,258        -           1,343,916
Expenses          (639,045)   (500,347)  (133,331)   (65,938)       (1,338,661)
--------------------------------------------------------------------------------
Income before
income taxes   $   (46,173)$    95,439 $   21,927 $  (65,938)      $     5,255
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

REVENUES EARNED

Revenues for the three months ended August 31, 2007 as compared to August 31, 2006, decreased approximately 18.9%. The decrease can be attributed to a slow down in the building services industry in South Florida over the last quarter, and the fact that the quarter ending August 31, 2006 was abnormally high. In addition, our leading residential salesman was involved in a personal auto accident that held him out of work during the quarter. We anticipate a slower than normal 2nd quarter and are taking actions to adjust overhead accordingly to maintain profitability.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended August 31, 2007 as compared to August 31, 2006 increased slightly from 71.0% to 72.0%. The increase can be attributed to a change in our material transfer process to more accurately track job cost. Considering this change, margins are consistent with expectations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 1% for the three months ended August 31, 2007 as compared to August 31, 2006. The decrease is positive considering the investment we have made in our sales force over the last nine months. We believe this investment along with a reduction in overhead will help us regain profitability over the next quarter. Investments in automation, the recent construction of our new service department and warehouse, along with process improvements have allowed the opportunity to reduce our headcount, while maintaining the service level our customers expect.

NET PROFIT

The net income for the three months ended August 31, 2007, fell well short of our expectations. The lower than expected profit was a result of lower sales in our Electrical and HVAC business units and the investment made in a home technology showroom due to open in the 2nd quarter of our fiscal year. We believe the lower sales are related to market conditions. Based on the decrease in sales and the expected market conditions over the next nine months we are adjusting overhead accordingly. We expect the reduction in overhead and the investment made in our sales force to lead the way toward regaining profitability. We continue to focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by approximately $139,351 for the three months ended August 31, 2007, from August 31, 2006. Our ratio of current assets to current liabilities for the three months ended August 31, 2007, was 2.55, as compared to a ratio of 2.21 at August 31, 2006. Compared to August 31, 2006, our cash balance for the three months ended August 31, 2007, decreased by $26,560, our accounts receivable decreased by $497,803 and our accounts payable decreased by $244,757. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no balance on our line of credit at August 31, 2007. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the quarter ended August 31, 2007 we acquired equipment through the issuance of debt.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of August 31, 2007. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

During the quarter ended August 31, 2007, there were no changes.

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

                                       Date: October 22, 2007

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

                                       Date: October 15, 2007