Form 10QSB
period 2007-11-30
EDD HELMS GROUP INC
filed 2008-01-22
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended November 30, 2007

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

11,414,926 shares of common stock, par value $.01 per share, were outstanding at the close of business on January 10, 2008.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIESFORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - November 30, 2007.           3
         Consolidated Statements of Income (unaudited) - Three and Six         4
            months ended November 30, 2007 and 2006.
         Consolidated Statements of Cash Flows (unaudited) - Six               5
             months ended November 30, 2007 and 2006.
           Notes to Consolidated Financial Statements (unaudited).             6
Item 2. Management's Discussion and Analysis or Plan of Operation.             8
Item 3. Controls and Procedures.                                               9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          10
Item 3. Defaults Upon Senior Securities.                                      10
Item 4. Submission of Matters to a Vote of Security Holders.                  10
Item 5. Other Information.                                                    10
Item 6. Exhibits and Reports on Form 8-K.                                     10

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
November 30, 2007
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $784,711
Available-for-sale equity security                                        7,686
Accounts receivable, less allowance for doubtful
  accounts of $174,070                                                2,620,620
Other receivables                                                       552,754
Due from employees                                                       15,803
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                  948,757
Inventories                                                           1,774,199
Prepaid expenses                                                        132,544
Prepaid income taxes                                                    406,000
Deferred income taxes                                                   211,804
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  7,454,878
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                           1,416,336
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,865
Other assets                                                             54,610
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      198,475
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $9,069,689
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                 $  109,955
Current obligations under capital leases                                102,212
Accounts payable                                                      1,501,440
Accrued liabilities                                                     610,250
Deferred revenue                                                        130,325
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     604,190
Provision for income taxes payable                                      270,951
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             3,329,323
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income taxes                                                   190,652
Long-term debt                                                          134,106
Long-term debt under capital leases                                      36,467
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             361,225
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     3,690,548
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  11,414,926 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     5,552,104
Treasury stock, 1,246,432 shares at cost                               (509,759)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            5,377,141
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $9,069,689
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For The                 For The
                                   Three Months Ended        Six Months Ended
                                       November 30             November 30
                                    2007        2006        2007        2006
--------------------------------------------------------------------------------
REVENUES EARNED                  $5,664,212  $6,008,142 $10,467,393 $11,930,196
COST OF REVENUES EARNED           4,180,448   4,134,110   7,639,713   8,337,489
--------------------------------------------------------------------------------
GROSS PROFIT                      1,483,764   1,874,032   2,827,680   3,592,707
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           1,310,987   1,216,895   2,647,550   2,566,564
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
  BEFORE OTHER INCOME(EXPENSES)     172,777     657,137     180,130   1,026,143
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                       3,625         465      15,762         943
Interest expense                     (5,337)    (13,521)    (19,572)    (21,508)
Gain (loss) on disposal of
  property and equipment              5,392       2,300       5,392       2,300
Gain on sale of equity securities       -       254,700         -       254,700
Other income                          3,166          34       3,166      24,306
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                    6,846     243,978       4,748     260,741
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES          179,623     901,115     184,878   1,286,884
--------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes          (69,290)   (278,500)    (71,317)   (518,946)
Deferred Federal and State
  income tax                            -       (69,106)        -        22,530
--------------------------------------------------------------------------------
Total income taxes                  (69,290)   (347,606)    (71,317)   (496,416)
--------------------------------------------------------------------------------
NET INCOME                         $110,333    $553,509    $113,561    $790,468
================================================================================
NET INCOME PER SHARE - BASIC       $   0.01    $   0.06    $   0.01    $   0.06
                     - DILUTED     $   0.01    $   0.06    $   0.01    $   0.06
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC          11,414,926   12,574,896 11,414,926  12,574,896
                 -DILUTED        11,664,926   12,832,039 11,664,926  12,689,182
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      November 30, November 30,
For the Six Months Ended                                   2007        2006
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $113,561     $790,468
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                              199,158      207,245
Gain on disposal of asset                                   (5,392)       2,300
Provision for doubtful accounts                              7,290       81,903
Deferred income taxes                                         (993)    (199,254)
Changes in assets (increase) decrease:
Accounts receivable                                        102,363     (592,428)
Due from employees                                          (7,731)        (334)
Other receivables                                          159,520      (95,819)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    (344,104)     (65,864)
Inventories                                               (323,040)    (302,728)
Prepaid expenses                                           (28,755)      41,806
Prepaid federal and state income taxes                    (406,000)    (455,000)
Other assets                                                 1,753      201,233
Changes in liabilities increase (decrease):
Accounts payable                                           269,183      255,485
Accrued liabilities                                       (404,141)    (215,963)
Deferred revenues                                           11,952       49,578
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        284,012     (266,009)
Provision for income taxes payable                          72,309      695,671
--------------------------------------------------------------------------------
Net cash (used) provided by operating activities         (299,055)     132,290
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (475,146)    (194,372)
--------------------------------------------------------------------------------
Net cash used by investing activities                     (475,146)    (194,372)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of capitalized lease obligations                 (53,479)      58,640
 Proceeds from notes payable                                83,172      (48,963)
 Payment on credit line                                        -       (230,737)
 Payments on notes payable                                 (57,613)      93,754
 Stock repurchase                                         (486,414)     (51,664)
--------------------------------------------------------------------------------
Net cash used by financing activities                     (514,334)    (178,970)
--------------------------------------------------------------------------------
DECREASE                                                (1,288,535)    (241,052)
CASH, beginning of period                                2,073,246    1,498,769
--------------------------------------------------------------------------------
CASH, end of period                                     $  784,711   $1,257,717
================================================================================
SUPPLEMENTAL DISCLOSURES
Interest paid                                               $19,572    $14,235
Interest received                                           $15,762    $12,137
Treasury stock purchase                                    $486,414        -
Income taxes paid                                          $406,000   $270,000
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six months ending November 30, 2007, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2008.

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

NOTE 3.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the six months ended November 30, 2007 and November 30, 2006, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options.

NOTE 4. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the six months ended November 30, 2007, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction. Our business unit DataTelcom, previously reported, is currently on idle. The market has slowed to a point where the return is not worth the investment in resources. Based on the new technologies available in the marketplace, we believe this business will come back strong within the next year. The retrofit market in the cellular industry is technology and budget dependent, with each cellular company trying to one up its competition. We are positioned to take advantage of this opportunity when the marketplace returns with profitable work.


                         Electric       HVAC     Marine     Showroom    Total
--------------------------------------------------------------------------------
Revenues earned        $ 5,518,348 $ 4,152,286 $  796,759 $      -   $10,467,393
Cost of revenues
 earned                 (4,052,596) (3,027,066)  (560,051)         - (7,639,713)
--------------------------------------------------------------------------------
Gross margins            1,465,752   1,125,220    236,708        -    2,827,680
Expenses                (1,251,591)   (955,237)  (304,705)  (131,269)(2,642,802)
--------------------------------------------------------------------------------
Income before
income taxes           $   214,161 $   169,983 $  (67,997)$ (131,269)   184,878
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

REVENUES EARNED

Revenues for the six months ended November 30, 2007 as compared to November 30, 2006, decreased approximately 12.3%. The decrease can be attributed to a slow down in the building services industry in South Florida. In addition, our DataTelcom division was shut down due to the lack of profitable wireless work in the South Florida market, which accounted for 8.5% of our total revenue in the prior year.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the six months ended November 30, 2007 as compared to November 30, 2006 increased from 70.0% to 73.0%. The increase can be attributed to a change in our material transfer process to more accurately track job cost. Considering this change, margins are consistent with expectations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 3% for the six months ended November 30, 2007 as compared to November 30, 2006. The increase is related to an investment in our sales force to support future growth. Investments in automation, the recent construction of our new service department and warehouse, along with process improvements will result in a long-term profitability and will allow us to maintain the service level our customers expect.

NET PROFIT

The net income for the six months ended November 30, 2007, fell well short of our expectations, but the second quarter was a positive step in the right direction. The lower than expected profit was a result of lower sales in our Electrical and HVAC business units. Due to market conditions, we are reviewing options with continuing our investment in the Home Technology Showroom. We believe the lower sales are related to market conditions. We continue to focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by approximately $743,971 for the six months ended November 30, 2007, from November 30, 2006. The primary reason for the reduction is the repurchase of stock held in our ESOP in the amount of $486,414. Our ratio of current assets to current liabilities for the six months ended November 30, 2007, was 2.24, as compared to a ratio of 2.29 at November 30, 2006. Compared to November 30, 2006, our cash balance for the six months ended November 30, 2007, decreased by $473,006, our accounts receivable decreased by $559,215 and our accounts payable increased by $267,638. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no balance on our line of credit at November 30, 2007. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the quarter ended November 30, 2007 we acquired equipment through the issuance of debt.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of November 30, 2007. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

During the quarter ended November 30, 2007, there were no changes.

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

                                       Date: January 21, 2008

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

                                       Date: January 21, 2008