Form 10QSB
period 2008-02-29
EDD HELMS GROUP INC
filed 2008-04-21
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended February 29, 2008

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

11,414,926 shares of common stock, par value $.01 per share, were outstanding at the close of business on April 2, 2008.

Transitional Small Business Disclosure Format (Check one): Yes[__]  No[_X_]

EDD HELMS GROUP, INC. AND SUBSIDIARIES
FORM 10-QSB
INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
         Consolidated Balance Sheet (unaudited) - February 29, 2008.           3
         Consolidated Statements of Income (unaudited) - Three and Nine        4
             months ended February 29, 2008 and February 28, 2007.
         Consolidated Statements of Cash Flows (unaudited) - Nine              5
             months ended February 29, 2008 and February 28, 2007.
         Notes to Consolidated Financial Statements (unaudited).               6
Item 2. Management's Discussion and Analysis or Plan of Operation.             8
Item 3. Controls and Procedures.                                               9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                     9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          10
Item 3. Defaults Upon Senior Securities.                                      10
Item 4. Submission of Matters to a Vote of Security Holders.                  10
Item 5. Other Information.                                                    10
Item 6. Exhibits and Reports on Form 8-K.                                     10

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)                         February 29, 2008
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $544,778
Available-for-sale security                                               7,686
Accounts receivable, less allowance for doubtful
  accounts of $184,343                                                2,403,973
Other receivables                                                       634,284
Due from employees                                                       15,928
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                1,094,480
Inventories                                                           1,822,335
Prepaid expenses                                                         66,526
Prepaid income taxes                                                    442,890
Deferred tax asset                                                      215,767
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  7,248,647
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                           1,359,237
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses acquired, net              143,865
Other assets                                                             54,583
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                      198,448
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $8,806,332
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $  997,938
Accrued liabilities                                                     608,092
Deferred revenue                                                        768,577
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                     537,991
Current maturities of long-term debt                                    118,831
Current obligations under capital leases                                 87,406
Income taxes payable                                                    150,733
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             3,269,568
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred tax liability                                                  191,455
Long-term debt                                                          148,041
Long-term debt under capital leases                                      25,026
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             364,522
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     3,634,090
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  11,414,926 outstanding                                                126,114
Additional paid-in capital                                              208,682
Retained earnings                                                     5,347,205
Treasury stock, 1,246,432 shares at cost                               (509,759)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            5,172,242
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $8,806,332
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For The                 For The
                                   Three Months Ended        Nine Months Ended
                                   February 29 and 28        February 29 and 28
                                     2008        2007        2008        2007
--------------------------------------------------------------------------------
REVENUES EARNED                  $5,352,400  $5,506,681 $15,819,793 $17,436,877
COST OF REVENUES EARNED           4,079,875   3,862,680  11,719,588  12,200,169
--------------------------------------------------------------------------------
GROSS PROFIT                      1,272,525   1,644,001   4,100,205   5,236,708
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           1,603,090   1,280,886   4,250,640   3,847,450
--------------------------------------------------------------------------------
(LOSS) INCOME FROM OPERATIONS
  BEFORE OTHER INCOME (EXPENSES)   (330,565)    363,115    (150,435)  1,389,258
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                       3,558       3,592      19,320       4,535
Interest expense                     (3,270)     (7,853)    (22,842)    (29,361)
Loss on disposal of property
  and equipment                         -           -         5,392       2,300
Gain on sale of available-for-sale
  securities                            -           -           -       254,700
Other income                            -         3,835       3,166      28,141
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                      288        (426)      5,036     260,315
--------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES
  (INCOME TAX CREDITS)             (330,277)    362,689    (145,399)  1,649,573
--------------------------------------------------------------------------------
(INCOME TAXES) INCOME TAX CREDITS
Provision for (income taxes)
  income tax credits                127,405    (146,318)     56,088    (665,264)
Deferred federal and state
  income tax                            -         6,683         -        29,213
--------------------------------------------------------------------------------
Total (income taxes) income
  tax credits                       127,405    (139,635)     56,088    (636,051)
--------------------------------------------------------------------------------
NET (LOSS) INCOME                 $(202,872)   $223,054   $ (89,311) $1,013,522
================================================================================
NET (LOSS)INCOME PER
  SHARE - BASIC                   $(   0.02)   $   0.02   $(   0.02) $     0.08
        - DILUTED                 $(   0.02)   $   0.02   $(   0.02) $     0.08
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC          11,414,926   12,574,896 11,414,926  12,574,896
                 -DILUTED        11,672,069   12,832,039 11,672,069  12,832,039
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      February 29, February 28,
For the Nine Months Ended                                  2008        2007
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                       $ (89,311)  $1,013,522
--------------------------------------------------------------------------------
Adjustments to reconcile net (loss) income to net
  Cash (used in) provided by operating activities:
Depreciation and amortization                              352,880      300,417
Gain on disposal of asset                                   (5,397)         -
Provision for doubtful accounts                             17,563       62,293
Deferred income taxes                                       (4,153)     (29,213)
Changes in assets (increase) decrease:
Accounts receivable                                        308,737     (776,861)
Due from employees                                          (7,856)       4,112
Other receivables                                           77,991     (279,910)
Costs and estimated earnings in excess
  of billings on uncompleted contracts                    (489,827)     621,404
Inventories                                               (371,177)    (466,884)
Prepaid expenses                                            37,263       29,654
Prepaid federal and state income taxes                    (442,890)    (455,000)
Other assets                                                 1,780      189,320
Changes in liabilities increase (decrease):
Accounts payable                                          (234,318)     453,489
Accrued liabilities                                       (406,300)    (265,097)
Deferred revenues                                          650,205       44,556
Billings in excess of costs and estimated
  earnings on uncompleted contracts                        217,813      (29,574)
Provision for income taxes payable                         (51,935)     555,537
--------------------------------------------------------------------------------
Net cash (used) provided by operating activities          (438,932)     971,765
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (571,768)    (214,887)
--------------------------------------------------------------------------------
Net cash used by investing activities                     (571,768)    (214,887)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital leases                                  -         58,640
 Payments of capital lease obligations                     (79,725)     (72,500)
 Payment on credit line                                        -       (231,007)
 Proceeds from notes payable                               132,020       93,754
 Payments on notes payable                                 (83,649)     (77,444)
 Stock repurchase                                         (486,414)         -
--------------------------------------------------------------------------------
Net cash used by financing activities                     (517,768)    (228,557)
--------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                         (1,528,468)     528,321
CASH, beginning of period                                2,073,246    1,498,769
--------------------------------------------------------------------------------
CASH, end of period                                     $  544,778   $2,027,090
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                              $22,842      $29,361
Interest received                                          $19,320      $ 4,535
Treasury stock purchase                                   $486,414            -
Income taxes paid                                         $406,000     $310,116
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine months ended February 29, 2008, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2008.

NOTE 2.  USE OF ESTIMATES


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

NOTE 3.  COMMITMENTS AND CONTINGENCIES

1. The case is filed with the 11th Judicial Circuit Court in Miami Dade County, Florida, Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group, Inc. (Helms) entered into a subcontract for the installation of a fire alarm system at the Fontainebleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against the Company and its surety, XL Surety Specialists. The surety responded and filed an action against Helms for indemnification under the bond. The Siemens claim is in excess of $500,000. The opinion of management is that the Company will be successful in the prosecution of the claim and the defense of the counterclaim and at this time, the Company's legal counsel has indicated that there is no reason to believe that there will be any material adverse effect on the Company. We do not believe that the ultimate result of the case will have a material adverse effect on the financial condition of the Company.

2. The case is filed with the 17th Judicial Circuit Court in Broward County, Florida, Case No. 01-10407. A former employee (the "plaintiff") of the Company filed a suit for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with the plaintiff, which allows an attorney to recover his cost related to the case times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1, 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In addition to the judgment paid in December 2006 of $230,737, in June 2007 we paid the plaintiffs appellate attorney fees in the amount of $74,162. Final satisfactions of judgment and appellate fees were recorded June 2007.

NOTE 4.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the nine months ended February 29, 2008 and February 28, 2007, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options.

NOTE 5. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the nine months ended February 29, 2008, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction. The business unit DataTelcom, previously reported, is currently on idle. The market has slowed to a point where management believes the return is not worth the investment in resources. Based on the new technologies available in the marketplace, management expects that the business will come back strong within the next fiscal year and intends to continue operating. The retrofit market in the cellular industry is technology and budget dependent, with each cellular company trying to one up its competition. We are positioned to take advantage of this opportunity when the marketplace returns with profitable work.


                  Electric     HVAC        Marine       Showroom        Total
--------------------------------------------------------------------------------
Revenues
 earned        $ 8,841,327 $ 5,900,325  $ 1,078,142  $    -        $ 15,819,794
Cost of revenues
 earned         (6,459,156) (4,471,909)    (788,523)      -         (11,719,588)
--------------------------------------------------------------------------------
Gross margins    2,382,171   1,428,416      289,618       -           4,100,205
Expenses        (2,056,696) (1,482,717)    (474,417)  (231,774)      (4,245,604)
--------------------------------------------------------------------------------
Income before
income taxes      $   325,475 $   (54,301) $  (184,800) $(231,774)   $ (145,400)
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

REVENUES EARNED

Revenues for the nine months ended February 29, 2008 as compared to February 28, 2007, decreased approximately 10.2%. The decrease can be attributed to a slow down in the building services industry in South Florida. Concerns about the economy have and will continue to impact consumer spending and corporate investment. In addition, our DataTelcom division was idle since May 2007 due to the lack of profitable wireless work in the South Florida market, which accounted for 8.5% of our total revenue in the prior year.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the nine months ended February 29, 2008 as compared to February 28, 2007 increased 4.1%, from 70.0% to 74.1%. The increase can be attributed to pay increases, as per the union agreements, for our technicians; poor technician performance and management of the performance, and on-the-job training expense for new technicians. The increase is also related to a change in our material transfer process to more accurately track job cost. Margins on sales have significantly impacted the company's profitability. Over the past few months corrective actions have been taken and we believe this result is temporary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 10.51% for the nine months ended February 29, 2008 as compared to February 28, 2007. The increase is related to an investment in our sales force to support future growth. Capital expenditures for automation, our new service department and warehouse, along with process improvements will result in a long-term profitability and will allow us to maintain the service level our customers expect. Considering the economic conditions we face over the next year, we are in the process of reducing overhead to a level that will generate profits in line with expectations.

NET (LOSS) INCOME

The net income for the nine months ended February 29, 2008, fell well short of our expectations. The net loss was a result of lower sales in our HVAC business unit and lower than expected margins in both our HVAC and Marine Air Conditioning business units. The Company incurred losses in connection with a showroom for generator system it intended to open, but did not due to the down turn in the economy. The showroom was 90% complete at the time we decided to terminate operations. We will continue to pay the lease on the building space, which expires on June 2009. During this time we are looking to sublet the remaining term of the lease. We believe the lower sales are related to market conditions. We continue to focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by approximately $1,159,381 for the nine months ended February 29, 2008. The largest contributing factor for the reduction was the repurchase of stock held in our ESOP in the amount of $486,414. Our ratio of current assets to current liabilities for the nine months ended February 29, 2008, was 2.22, as compared to a ratio of 2.23 at February 28, 2007. Compared to February 28, 2007, our cash balance for the nine months ended February 29, 2008, decreased by $1,482,312, our accounts receivable decreased by $979,905 and our accounts payable decreased by $431,094. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no balance on our line of credit at February 29, 2008. We do expect, if necessary, to use our credit line as it may be needed from time-to-time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the quarter ended February 29, 2008 we acquired equipment through the issuance of debt.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of February 29, 2008. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

1. The case is filed with the 11th Judicial Circuit Court in Miami Dade County, Florida Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group Inc. (Helms) entered into a subcontract for the installation of a fire alarm system at the Fontainebleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against the Company and its surety, XL Surety Specialists. The surety responded and filed an action against Helms for indemnification under the bond. The Siemens claim is in excess of $500,000. The opinion of management is that the Company will be successful in the prosecution of the claim and the defense of the counterclaim and at this time, the Company's legal counsel has indicated that there is no reason to believe that there will be any material adverse effect on the Company. We do not believe that the ultimate result of the case will have a material adverse effect on the financial condition of the Company.

2. The case is filed with the 17th Judicial Circuit Court in Broward County, Florida, Case No. 01-10407. A former employee (the "plaintiff") of the Company filed a suit for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff. The plaintiff's attorney claimed to have a contingency agreement in place with the plaintiff, which allows an attorney to recover his cost related to the case times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1st of 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In addition to the judgment paid in December 2006 of $230,737, in June 2007 we paid the plaintiffs appellate attorney fees in the amount of $74,162. Final satisfactions of judgment and appellate fees were recorded June 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 29, 2008, there were no changes.

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


                                          /s/ EDD HELMS GROUP, INC.
                                          -------------------------
                                              (Registrant)

                                       By:/s/ W. Edd Helms, Jr.
                                          -------------------------
                                          W. EDD HELMS, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       Date: April 21, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

                                       Date: April 21, 2008