Form 10KSB
period 2008-05-31
EDD HELMS GROUP INC
filed 2008-09-16
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the fiscal year ended May 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $21,564,542.

The aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of May 31, 2008, was $457,813 (1,308,038) shares at an average bid price of $.35 per share).

There were 11,501,388 shares outstanding of the issuer's common stock, $.01 par value, as of September 10, 2008.

                        EDD HELMS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
--------                                                                   ----
  Item 1.   Description of Business.                                          3
  Item 2.   Description of Property.                                         10
  Item 3.   Legal Proceedings.                                               10
  Item 4.   Submission of Matters to a Vote of Security Holders.             11

PART II
--------
  Item 5.   Market for Common Equity and Related Stockholder Matters.        11
  Item 6.   Management's Discussion and Analysis or Plan of Operation.       11
  Item 7.   Financial Statements.                                            15
  Item 8.   Change in and Disagreements With Accountants on Accounting and
              Financial Disclosure.                                          33
  Item 8A.  Controls and Procedures.                                         33

PART III
--------
  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.             34
  Item 10.  Executive Compensation.                                          38
  Item 11.  Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters.                         39

  Item 12.  Certain Relationships and Related Transactions.                  40
  Item 13.  Exhibits.                                                        40
  Item 14.  Principal Accountant Fees and Services.                          41

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

                                     PART I

Item 1.  Description of Business

The focus of our business is performing service and retrofit work for commercial, residential, and marine customers. We regularly perform add on and replacement design-build projects. We service the convention and exhibition services industry with our skilled labor force and a large inventory of temporary electrical systems. We provide structural, radio frequency, power, heating, ventilation and air conditioning services to the wireless cellular tower industry. We employ one hundred forty employees and operate approximately seventy service vehicles, each with wireless communications for peak efficiency in providing our services to our customer base.

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

We maintain a high profile advertising campaign on television, in the yellow pages, on the internet, and the radio. We use a direct sales force to market our services. We continue to preserve and enhance our value of the unique and long-standing trade names and customer identification. Our logo and identifying marks are featured on all our trucks, marketing materials, and advertisements. All of our employees wear uniform shirts with our trade names and logos, and display photo identification for security to each customer when they arrive.

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

In 2005 our air conditioning business reached a milestone with its selection by the Museum of Art in Fort Lauderdale to perform the HVAC, mechanical and electrical improvements needed to host the King Tut exhibition, Tutankhamun and the Golden Age of the Pharaohs. With South Florida's marine climate, controlling humidity and temperature inside the museum was essential to Fort Lauderdale's selection as just one of four U.S. stops for the King Tut exhibit. This was a fast track project starting July 12th and completed in late September. The project included new chillers, piping, fresh air energy recovery ventilators, variable speed drives for existing air handlers, and an elaborate computerized temperature control system to manage the hundreds of variable conditions the museum has experienced since the exhibit opened December 15th with a public estimate of 400,000 visitors.

Marine Air Conditioning and Refrigeration

From our Marine facility located in Fort Lauderdale, we provide American Boating & Yachting Certified marine air conditioning and refrigeration services primarily to private yachts between 40 feet and 230 feet(70 meters)in length. The Marine division uses the same specialized home office based service software, accounting, document imaging, and management systems thanks to high speed internet access.

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

E-Commerce

We have developed a fully functional Internet web site that is both an internet and an intranet. It is presently being utilized to market our divisions and services. Our tradeshow customers can shop, purchase and pay for their exhibition services online, and our marine customers can shop, purchase and pay for their marine parts online. It is also growing in the information and training programs being offered to our employees.

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

Expenditures related to environmental matters during the fiscal years ended May 31, 2008 and 2007, were not material. We do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations.

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

Employees

As of May 31, 2008, we had approximately 140 employees. Approximately 72 were employees in the electrical/tradeshow business, 47 were employees in the air conditioning/mechanical business, 9 were employees in the marine air conditioning business, and 12 were employed in central administrative roles. We believe that our relations with our employees are good. We are signatory to various collective bargaining agreements with local unions representing approximately 50% of our employees. None of these collective bargaining agreements are nationwide or regional in scope.

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

Item 2. Description of Property.

At our NE 5 Avenue location in Miami, FL we lease approximately 27,500 square feet for warehousing, distribution, and business offices. The total annual cost during 2008 of these leases is approximately $323,845, including sales tax. This leased property is owned by National Industrial Park, whose sole partner is W. Edd Helms, Jr., who is an officer, director, the owner of approximately 90% of the common stock of Edd Helms Group Inc., and is related to another officer and director. In August of 2007 we completed the consolidation of our leased property, which will reduce our leased property at this location. Some improvements to the consolidated leased property were made. We believe that these consolidated facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities located at the Miami-Dade/Broward county line.

At our 620 SW Flagler Avenue location in Fort Lauderdale, Florida, Edd Helms Marine Air Conditioning leases its facilities from an unrelated third party. In July 2006 the lease was amended to extend the lease term to 7 years, terminating in September 2010. The total annual cost of this lease during 2007 is approximately $30,658 per year.

Item 3.  Legal Proceedings.

1. The case is filed with the 11th Judicial Circuit Court in Miami-Dade County, Florida, Case No. 04-8784. On or about May 12, 2001, Siemens Building Technologies Inc. (Siemens) and Edd Helms Group, Inc. (Helms) entered into a subcontract for the installation of a fire alarm system at the Fontainebleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against the Company and its surety, XL Surety Specialists. The surety responded and filed an action against Helms for indemnification under the bond. The Siemens claim is in excess of $500,000. The opinion of management is that the Company will be successful in the prosecution of the claim and the defense of the counterclaim and at this time, the Company's legal counsel has indicated that there is no reason to believe that there will be any material adverse effect on the Company. We do not believe that the ultimate result of the case will have a material adverse effect on the financial condition of the Company.

2. The case is filed with the 17th Judicial Circuit Court in Broward County, Florida, Case No. 01-10407. A former employee (the "plaintiff") of the Company filed a suit for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff in June 2006. The plaintiff's attorney claimed to have a contingency agreement in place with the plaintiff, which allows an attorney to recover his cost related to the case times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1, 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In addition to the judgment paid in December 2006 of $230,737, in June 2007 we paid the plaintiffs appellate attorney fees in the amount of $74,162. Final satisfactions of judgment and appellate fees were recorded June 2007.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters have been submitted during the year for vote.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded over the counter pink sheets (OTCPK) under the symbol EDDH.

The following tables set forth, for the periods indicated, the range of high and low closing bid and ask price for our common stock from June 1, 2007, through May 31, 2008. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not represent actual transactions. The following information for the fiscal years ended May 31, 2008 and 2007 was obtained from Market Watch by Dow Jones historical data services.

                                                            Year Ended
                                                   May 31, 2008     May 31, 2007
                                                      High Low        High  Low
                                                    -----------      -----------
          First Quarter                            $ .50  $.40      $ .51  $.35
          Second Quarter                           $ .60  $.40      $ .50  $.37
          Third Quarter                            $ .42  $.35      $ .48  $.42
          Fourth Quarter                           $ .42  $.35      $ .58  $.40

On May 31, 2008, there were approximately 399 holders of record of our common stock. This number does not include any adjustment for stockholders owning the stock in "Street" name.

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

Results of Operations, May 31, 2008, Compared to the Year Ended May 31, 2007

Revenues Earned

Revenues decreased approximately $1.2 million or 5.7% to $21.6 million for the fiscal year ended May 31, 2008, from $22.8 million for the fiscal year ended May 31, 2007. The decrease in revenues can be directly attributed to the downturn in the economy, and in the construction industry in South Florida.

Costs of Revenues Earned

Cost of revenues was approximately $16.0 million or 74.1% of revenues earned, for the year ended May 31, 2008, as compared with $16.5 million or 72.3% of revenues earned for the year ended May 31, 2007. Our gross profit margin as a percentage of revenues earned for year ended May 31, 2008 was 25.9%, as compared with 27.7% for year ended May 31, 2007. The margin is not consistent with expectations. During the year our HVAC service manager retired, which in hindsight significantly impacted our business. As a result of this retirement, the management of our field technicians suffered and resulted in poor efficiency. This problem has been dealt with and in August 2008 we hired a new service manager with over 30 years experience in the business.

Selling, General and Administrative Expenses

Selling, general, and administrative (SGA) expenses for the year ended May 31, 2008 were $5,706,599 or 26.5% of revenues earned, as compared with $5,279,895 or 23.2% of revenues earned for the year ended May 31, 2007. Our overhead cost controls resulted in reductions in many SGA expenses. However, we incurred non-recurring expenses not related to current revenues of $628,800 for year ended May 31, 2008 and $474,500 for year ended May 31, 2007. Of these non-recurring expenses for year ended May 31, 2008, $350,423 related to legal expenses and $278,377 related to the discontinued Home Technology Showroom. Of these non-recurring expenses for year ended May 31, 2007, $442,700 related to legal expenses and $31,800 related to the discontinued Home Technology Showroom. After adjusting for these non-recurring expenses not related to current revenues, our SGA expenses for year ended May 31, 2008 were $5,078,599 or 23.5% of revenues earned, as compared with $4,805,395 or 21.1% of revenues earned for the year ended May 31, 2007. We continue to focus on overhead cost control and adhering to operational budgets.

Income From Operations Before Income Taxes (Credits)

Income from operations before income taxes (credits) decreased approximately $1,162,053 to $(124,806) as compared to the fiscal year ended May 31, 2007. The reduction is a direct result of a decrease in sales and gross margin on sales, in addition to the increase in overhead. We continue to focus on building relationships with new and existing customers, measure our progress towards established benchmarks and provide a high level of service and professionalism in everything we do.

Provision for Income Taxes (Credits)

We follow Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. That statement focuses on the balance sheet and on calculating deferred tax assets and liabilities. Deferred income tax expense (and our provision for income taxes (credits) is the difference between the deferred tax balance sheet accounts at the beginning and end of each period. For the year ended May 31, 2008, we have an income tax credit of ($56,850). For the year ended May 31, 2007, our income tax expense was $495,738.

Liquidity and Capital Resources

As of May 31, 2008, we had cash, cash equivalents and securities available for sale totaling approximately $484,328 compared with $2,080,932 as of May 31, 2007. Working capital decreased to $3.89 million at May 31, 2008, compared to $4.78 million in the prior year. Our ratio of current assets to current liabilities was 2.21 to 1 as of May 31, 2008, compared to 2.56 to 1 in the prior year. During fiscal 2008, our cash decreased by $1,596,604. Liquidity decreased as a result of lower sales and gross margin percent as compared to the prior year, along with an increase in overhead. Historically, we have financed our operation and growth with internally generated working capital. Our primary requirement for capital consists of purchasing vehicles, equipment, inventory and supplies used in the operation of our business. Our credit line was not used during the year ended May 31, 2008. We expect to use our credit line as it may be needed from time to time for short-term working capital. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the year ahead.

Effects of Inflation

We believe that our revenues and results of operations have not been significantly affected by inflation during the last two years ended May 31, 2008.

Item 7. Financial Statements


                     C O N T E N T S

                                                                       Page
                                                                       -----
Report of Independent Registered Public Accounting Firm                 16

Consolidated Financial Statements:                                      17

   Consolidated Balance Sheets                                          17

   Consolidated Statements of Operations                                18

   Consolidated Statements of Cash Flows                                19

   Consolidated Statements of Stockholders' Equity                      20

   Notes to Consolidated Financial Statements                     21 to 33

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                           Miami, Florida 33156-7564
A Professional Association                             Telephone  (305) 274-1366
                                                       Facsimile  (305) 274-1368
                                                       E-mail     info@uscpa.com
                                                       Internet    www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Edd Helms Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Edd Helms Group, Inc. and Subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edd Helms Group, Inc. and Subsidiaries at May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                                  /s/ Dohan and Company, P.A.
                                                  Certified Public Accountants

Miami, Florida
September 12, 2008

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31,                                                  2008            2007
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $    476,642   $   2,073,246
Available-for-sale equity security                        7,686           7,686
Accounts receivable, less allowance for doubtful
  accounts of $203,309 and $166,781                   3,081,791       2,711,426
Due from employees                                       22,332           8,072
Other receivables                                       750,423         712,274
Costs and estimated earnings in excess of billings
  on uncompleted contracts                              638,147         604,653
Inventories                                           1,430,315       1,451,158
Prepaid expenses                                         90,782         103,789
Prepaid income taxes                                    229,400             -
Deferred income tax asset                               187,206         173,576
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  6,914,724       7,845,880
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                           1,355,807       1,134,953
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of cost over net assets of businesses
   acquired, net                                        143,866         143,866
Other assets                                             51,144          56,362
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                      195,010         200,228
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $  8,465,541   $   9,181,061
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                   $   1,382,721  $   1,213,407
Accrued liabilities                                     683,674       1,014,392
Current maturities of long-term debt                    111,460          89,556
Current obligations under capital leases                 71,553         103,622
Deferred revenue                                        133,342         118,373
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      629,227         320,178
Provision for income taxes payable                            -         202,668
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             3,011,977       3,062,196
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred income tax liability                            99,375         153,417
Long-term debt                                          117,984         128,945
Long-term debt under capital leases                      14,654          88,536
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                             232,013         370,898
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                     3,243,990       3,433,094
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 9, 12 AND 14) STOCKHOLDERS' EQUITY

Common stock;$.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued;
  11,414,926 shares outstanding                         114,150         126,614
Additional paid-in capital                              220,646         208,182
Retained earnings                                     5,397,287       5,436,516
Treasury stock, 1,246,432 shares at cost               (510,532)        (23,345)
--------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                      5,221,551       5,747,967
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   8,465,541   $   9,181,061
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31,                            2008              2007
--------------------------------------------------------------------------------
REVENUES EARNED                                   $ 21,564,542    $  22,785,273
COST OF REVENUES EARNED                             15,982,748       16,468,131
--------------------------------------------------------------------------------
GROSS PROFIT                                         5,581,794        6,317,142
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         5,706,599        5,279,895
--------------------------------------------------------------------------------
(LOSS) INCOME FROM OPERATIONS BEFORE OTHER
 INCOME AND EXPENSES AND INCOME TAX CREDITS           (124,805)       1,037,247
--------------------------------------------------------------------------------
INTEREST INCOME                                         20,802           12,828
OTHER INCOME                                            34,585           85,784
GAIN ON SALE OF SECURITIES                                 -            254,700
INTEREST EXPENSE                                       (28,833)         (37,175)
GAIN ON SALES OF EQUIPMENT                               2,172           11,058
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                                      28,726          327,195
--------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                      (96,079)       1,364,442
--------------------------------------------------------------------------------
INCOME TAXES
Provision for federal and state income taxes             4,563          539,301
Deferred federal and state income taxes                (61,413)         (43,563)
--------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES                       (56,850)         495,738
--------------------------------------------------------------------------------
NET (LOSS) INCOME                                 $    (39,229)   $     868,704
================================================================================
NET (LOSS) INCOME PER SHARE
                            - BASIC               $      (0.00)   $        0.07
                            - DILUTED             $      (0.00)   $        0.07
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         11,414,926       12,574,896
                                    - DILUTED       11,643,497       12,702,169
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31,                              2008            2007
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income from operations               $    (39,229)   $     868,704

Adjustments to reconcile net (loss) income to
  net cash (used for) provided by
  operating activities:
Depreciation and amortization                          446,939          387,749
Gain on disposal of property and equipment              (2,172)         (11,058)
Deferred income taxes                                  (67,672)         (70,108)
Provision for doubtful accounts                         36,529          114,436
Change in assets (increase) decrease:
 Accounts receivable                                  (388,047)        (175,398)
 Due from employees                                    (14,259)           5,699
 Other receivables                                     (38,148)        (412,397)
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                            (33,494)         702,883
 Inventories                                            20,843          (29,681)
 Prepaid expenses                                       13,007           67,118
 Prepaid income taxes                                 (229,400)                -
 Other assets                                            5,218          206,488
Change in liabilities increase (decrease):
 Accounts payable                                      150,464          256,714
 Accrued liabilities                                  (330,718)          (3,861)
 Deferred revenue                                       14,970           41,388
 Billings in excess of costs and
  estimated earnings on uncompleted contracts          309,049         (519,943)
 Provision for income taxes                           (202,668)        (110,743)
--------------------------------------------------------------------------------
Net cash (used for) provided by operating activities  (348,788)       1,317,990
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital leases                              -             62,762
 Payment of capitalized lease obligations             (105,951)        (101,065)
 Repayment of credit line                                  -           (230,737)
 Proceeds from notes payable                           132,019          123,654
 Payments on notes payable                            (121,076)        (111,343)
 Treasury stock purchase                              (487,187)               -
--------------------------------------------------------------------------------
Net cash used for financing activities                (582,195)        (256,729)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                   (665,621)        (486,784)
--------------------------------------------------------------------------------
Net cash used for investing activities                (665,621)        (486,784)
--------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH                         (1,596,604)         574,477
CASH, beginning of year                              2,073,246        1,498,769
--------------------------------------------------------------------------------
CASH, end of year                                 $    476,642    $   2,073,246
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                     $     28,833    $      37,175
Interest received                                 $     20,802    $      12,828
Income taxes paid                                 $     11,921    $     660,116
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended May 31, 2008 and 2007

                        Additional
     Common Stock       Paid-in     Retained    Treasury Stock
  Shares      Amount    Capital     Earnings     Shares   Amount    Total
--------------------------------------------------------------------------------
May 31, 2006

 12,661,358 $126,614   $208,182   $4,567,812        86,462 ($23,345) $4,879,263

--------------------------------------------------------------------------------
May 31, 2007

Net Income -       -          -      868,704             -        -     868,704
--------------------------------------------------------------------------------
 12,661,358 $126,614   $208,182   $5,436,516        86,462 ($23,345) $5,747,967
--------------------------------------------------------------------------------
May 31, 2008

Net loss  -        -          -      (39,229)      -      -      -      (39,229)

Treasury stock
Repurchase
 (1,246,432) (12,464)    12,464            -     1,159,970 (487,187)   (487,187)
--------------------------------------------------------------------------------
 11,414,926 $114,150   $220,646   $5,397,287     1,246,432($510,532) $5,221,551
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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Edd Helms Group, Incorporated (EHG) and its wholly owned subsidiaries, Edd Helms Electric, LLC, Edd Helms Air Conditioning, Inc. (Air Conditioning), and Datatelcom, Inc. (Datatelcom). The Company also has a wholly-owned subsidiary, Edd Helms Marine Air Conditioning and Refrigeration, LLC., whose business activities are included in the Air Conditioning segmented reporting. EH Showrooms, LLC was a new business which ceased operations. All significant inter-company accounts and transactions of Edd Helms Group, Inc. and Subsidiaries (the Company) for the years presented have been eliminated in consolidation.

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

Allowance for Doubtful Accounts - The allowance for doubtful accounts is based on specifically identified amounts that the Company believes to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and management's assessment of the general financial conditions affecting the Company's customer base. If actual collections experience changes, revisions to the allowance may be required. There are a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Amortization - The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the four quarter of each fiscal year as of May 31st. No indicators of impairment were identified for the 2008 and 2007 fiscal years.

Concentrations of Credit Risk and Economic Dependence - The Company provides its electrical and air conditioning services in the South Florida area. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in the service and construction industries, its geographical location and natural disasters. Concentrations of credit with respect to trade receivables, consists primarily of five customers who comprise 27% of accounts receivables. However, the Company is entitled to payment for work performed and often has certain lien rights in that work. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when, in their judgment, future collection is considered doubtful. There are no concentrations with respect to sales, as no customer represents more than 10% of revenues for the current fiscal year.

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits - The Company maintains the majority of its cash balances in financial institutions located in Miami, Florida. The balance in each institution is insured by the Federal Deposit Insurance Corporation up to $100,000. Additionally, the Company maintains sweep accounts utilizing nightly repurchase accounts which are uninsured by the Federal Deposit Insurance Corporation. At May 31, 2008, the Company's balances in these sweep accounts totaled $298,058. At May 31, 2008, the Company's uninsured cash and sweep balances total $254,033.

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

Advertising - Advertising costs are charged to operations in the year incurred. Advertising expense for the years ended May 31, 2008 and 2007, amounted to $493,641 and $616,677 respectively.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic and Diluted Net (loss) income Per Share - Basic net (loss) income per common share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during each period. The 400,000 available stock options at May 31, 2008 and 2007, were dilutive and therefore excluded from net (loss) income per share calculations.

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements " ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company's fiscal year ending May 31, 2007. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statement.

In December 2007 the FASB issued Statement No. 141(R) "Business Combinations" ("FAS 141(R)"). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141R on the consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have a material impact on the Company's consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.


Note 3. Accounts Receivable

Accounts receivable consisted of the following:
                                                        2007            2006
                                                    ------------    ------------
Contracts completed and in progress - billed        $ 2,525,681     $ 2,353,106
Contracts completed and in progress - unbilled          617,567         525,101
Retention                                               141,852             -
Allowance for doubtful accounts                        (203,309)       (166,781)
                                                    ------------    ------------
                                                    $ 3,081,791     $ 2,711,426
                                                    ============    ============

Note 4.  Other receivables

Other receivables consist of receivables related to a court order for payment of services rendered, receivables placed in the hands of a collection attorney for non-payment of work performed, and receivables for services provided to a general contractor collateralized by a mortgage on the property where services were rendered. The receivables provided to our collections attorney have been filed with the appropriate courts and legal proceedings are underway. The material items in other receivables as of May 31, 2008, consist of the following:

         AMTL                                                 $ 71,640
         George Phillips                                        78,375
         Siemens (Litigation)                                  136,680
         Receivables in litigation                             440,434
         Other                                                  23,294
                                                              --------
                                                              $750,423
                                                              ========

Note 5. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are summarized as follows:

                                                        2008            2007
                                                    ------------    -----------
Billings on uncompleted contracts                   $ 4,753,305     $ 3,886,745
                                                    ------------    -----------
Costs incurred on uncompleted contracts             ( 3,580,284)     (3,210,473)
Estimated earnings on uncompleted contracts         ( 1,181,941)     (  960,747)
                                                    ------------    -----------
Total costs and estimated earnings on
  uncompleted contracts                             ( 4,762,225)     (4,171,220)
                                                    ------------    -----------
                                                    $     8,920     $   284,475
                                                    ============    ===========

These amounts are included in the accompanying consolidated balance sheets as follows:
                                                         2008           2007
                                                    ------------    ------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                ($    629,227)  ($   320,178)

Costs and estimated earnings in excess
  of billings on uncompleted contracts                   638,147        604,653
                                                    ------------    ------------
                                                    $      8,920    $   284,475
                                                    ============    ============

Note 6. Property and Equipment

Property and equipment consists of the following:
                                                         2008           2007
                                                    ------------    ------------
Transportation equipment                            $ 2,090,766     $ 2,086,985
Machinery and equipment                                 893,263         662,170
Furniture and fixtures                                  102,558          66,768
Computer equipment and software                         398,250         375,974
Leasehold improvements                                  609,522         374,733
                                                    -----------     -----------
                                                      4,094,359       3,566,630
Accumulated depreciation                           (  2,738,552)   (  2,431,677)
                                                    -----------     -----------
Property and equipment, less
  accumulated depreciation                          $ 1,355,807       1,134,953
                                                    ===========     ===========

Depreciation expense for the years ended May 31, 2008 and 2007, amounted to $446,939 and $387,749, respectively, and is included in costs of revenues earned and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Note 7. Income Taxes

The provisions for income taxes are summarized as follows:
                                                         2008           2007
                                                     ------------   ------------
Current income tax (benefit) expense, net of utilization of any net operating loss carryforwards:

Federal                                              $    3,879      $ 464,524
State                                                       684         74,777
                                                     ----------      ---------
 Total current income tax expense                         4,563        539,301
                                                     ----------      ---------

Deferred income tax (benefit) expense, net of utilization of any net operating loss carryforwards:

Federal                                                 (52,861)        (39,360)
State                                                    (8,552)         (4,203)
                                                     ----------      ----------
Total deferred income tax (benefit) expense             (61,413)        (43,563)
                                                     ----------      ----------
Total income tax (benefit) expense                   $  (56,850)     $  495,738
                                                     ==========      ==========

The Company files consolidated income tax returns with its five wholly-owned corporate subsidiaries. Deferred income taxes and benefits for 2008 and 2007 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 37.63% in both years) that the changes in those temporary differences had on the provision for deferred tax expense are as follows:

                                                         2008          2007
                                                     ------------   ------------
Deferred tax asset:
Accrued officers' salaries                           $     25,448   $     1,388
Allowance for bad debts                                    81,020        88,150
Full absorption cost method                                58,113        84,038
Capital loss carryforward                                  22,625             -
                                                     ------------   -----------
Total deferred tax asset                                  187,206       173,576
                                                     ------------   -----------

Deferred tax liability:
Depreciation                                              (45,238)      (99,280)
Amortization                                              (54,137)      (54,137)
                                                      -----------   -----------
Total deferred tax liability                              (99,375)     (153,417)
                                                      -----------   -----------

Net deferred tax asset                                $    87,831   $    20,159
                                                      ===========   ===========

The amounts have been presented in the Company's financial statements as follows:
                                                         2008           2007
                                                     ------------   ------------
Current deferred tax asset                           $    187,206   $   173,576
Non-current deferred tax liability                        (99,375)     (153,417)
                                                     ------------   -----------
Net deferred tax asset                               $     87,831   $    20,159
                                                     ============   ===========

The federal capital loss carryforward at May 31, 2008 was $34,662 and may be carried forward until May 31, 2012.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the entire deferred tax benefit will be recognized in future years. Therefore, no valuation allowance has been established.

Note 8. Employee Benefit Plans

401K Retirement Plan (401K)- The Company has a qualified deferred compensation plan (401K) under Section 401K of the Internal Revenue Code, covering substantially all full-time employees. All Plan administrative expenses are paid at the option of the Company. This current plan has two different employee groups. As of May 31, 2008 the asset value of this current plan is $2,359,373.


The first group of employees in the 401K Plan consists of employees for whom the Company is required to make defined benefit or defined contribution payments under the terms of various collective bargaining agreements. For this specific group, the Company cannot make employer matching or other employer contributions to the 401(k)Plan. Employees in this group can and did make their own contributions into the 401(k) Plan in 2008 and 2007.

The second group of employees in the 401K Plan consists of all remaining employees not included in the first group. For this specific group, the Company is permitted to make employer matching or other employer contributions to the 401(k) Plan. Employer Contributions to the 401K Plan are at the discretion of the Board of Directors, and are limited to a specified percentage of eligible compensation for each participant. For this second group of employees in the current Plan, Employer matching contributions were made into the 401(k) Plan in 2008 and 2007 in the amounts of $52,195 and $35,679.

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

Note 9. Related Party Transactions

The Company leases its facilities under a three-year operating lease, expiring on August 31, 2010. The lease is from a partnership affiliated through common ownership, at rental rates that management believes are comparable to those obtainable from unrelated parties. The leases provide for monthly payments of $23,159 including applicable taxes. Rent expense under these leases totaled $323,845 and $397,422 for the years ended May 31, 2008 and 2007, respectively. Future minimum rental payments required under the above mentioned leases subsequent to the year ended May 31, are as follows:

                    2008               $   323,845
                    2009                   277,904
                    2010                    69,476
                                       -----------
                                       $   671,225
                                       ===========
Note 10. Long-Term Debt

Notes payable consist of the following:
                                                         2008           2007
                                                     ------------   ------------
Bank notes, payable in monthly installments
totaling $14,689, bearing interest at rates
varying from 0.0% to 10.24%,secured by
transportation equipment and a generator,
maturing at various dates through 2012.              $   229,444    $  218,501
Current maturities of long-term debt                (    111,460)  (    89,556)
                                                     -----------    -----------
Long-term debt                                       $   117,984    $  128,945
                                                     ===========    ===========

Aggregate maturities of notes payable for the years subsequent to the year-ended May 31, are as follows:

                  2009              $ 111,460
                  2010                 75,419
                  2011                 29,332
                  2012                 13,233
                                    ---------
                                    $ 229,444
                                    =========

Interest expense on notes payable amounted to $11,324 and $13,349 for the years ended May 31, 2008 and 2007.

Note 11. Credit Arrangement

The Company has a line of credit with a bank for advances up to $500,000, secured by the Company's accounts receivable. Interest is charged at the bank's prime interest rate plus one percent (1%) annually. Interest is paid monthly. The line of credit is available to fund day-to-day working capital needs. Certain information regarding the credit arrangement as of May 31, 2008, is summarized as follows:

Maximum amount of borrowing outstanding, at any month end   $ -
Minimum amount of borrowing outstanding at any month end    $ -

Interest expense related to this credit arrangement amounted to $0 and $3,341 for the year ended May 31, 2008 and 2007, respectively.

Note 12. Capital Lease Obligations

Capital lease obligations consist of the following:
                                                         2008           2007
                                                     ------------   ------------
Lease payments, payable in monthly installments
of $9,833 inclusive of imputed interest at rates
varying from 6.19% to 9.67% maturing in 2009         $    86,207    $   192,158

Current obligations under capital lease              (    71,553)   (   103,622)
                                                     ------------   -----------
Long-term obligations under capital lease            $    14,654    $    88,536
                                                     ============   ===========

Future minimum lease payments under capital lease for the years ended subsequent to May 31, are as follows:

               2008     $71,553
               2009      14,654
                        -------
                        $86,207
                        =======

Interest expense recorded on capital lease obligations amounted to $21,295 and $20,150 for the years ended May 31, 2008 and 2007, respectively, and is included in other income and expenses.

Note 13. Accrued Liabilities

Accrued liabilities consist of the following:
                                                         2008           2007
                                                     ------------   ------------

Compensation, related taxes, and benefits            $   564,854    $   756,695
Professional fees                                         18,493        100,000
Commissions                                               75,837        113,744
Other, including accrued claims                           24,490         43,953
                                                     ------------   ------------
                                                     $   683,674    $ 1,014,392
                                                     ============   ============

Note 14.  Commitments and Contingencies

Operating Leases - The Company also leases various office equipment under non-cancellable leases expiring at various dates through June 2008. Rent expense under these operating leases was $9,176 in the current year and is included in selling, general, and administrative expenses.

The Company leases its Marine's facilities under a seven-year operating lease expiring in September 2010. The lease provides for monthly payments of $2,468 including applicable taxes. Rent expense under this lease totaled $31,393 for the years ended May 31, 2008 and 2007. Future minimum rental payments required under the above mentioned lease subsequent to the year ended May 31, are as follows:
                  2009              $  31,393
                  2010                 31,393
                  2011                 10,464
                                    ---------
                                    $  73,250
                                    =========

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

Legal Proceedings - The case is filed with the 11th Judicial Circuit Court in Miami-Dade County, Florida, Case No. 04-8784. On or about May 12, 2001, Siemens Building Technologies Inc. (Siemens) and Edd Helms Group, Inc. (Helms) entered into a subcontract for the installation of a fire alarm system at the Fontainebleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against the Company and its surety, XL Surety Specialists. The surety responded and filed an action against Helms for indemnification under the bond. The Siemens claim is in excess of $500,000. The opinion of management is that the Company will be successful in the prosecution of the claim and the defense of the counterclaim and at this time, the Company's legal counsel has indicated that there is no reason to believe that there will be any material adverse effect on the Company. We do not believe that the ultimate result of the case will have a material adverse effect on the financial condition of the Company.

The case is filed with the 17th Judicial Circuit Court in Broward County, Florida, Case No. 01-10407. A former employee (the "plaintiff") of the Company filed a suit for unpaid compensation. A judgment of $47,000 was awarded to the plaintiff in June 2006. The plaintiff's attorney claimed to have a contingency agreement in place with the plaintiff, which allows an attorney to recover his cost related to the case times a multiplier as determined by the court. In this case a signed contingency agreement was not in place. In addition, the attorney did not track hours worked on the case as required by the law. However a judgment was awarded to the attorney for legal fees in the amount of $75,000, plus a multiplier of three. The Company filed an appeal in this matter and issued an irrevocable letter of credit against this judgment in the amount of $230,737. On November 1, 2006 the appeals court ruled in favor of the plaintiff and confirmed the judgment of fees as described above. In addition to the judgment paid in December 2006 of $230,737, in June 2007 we paid the plaintiffs appellate attorney fees in the amount of $74,162. Final satisfactions of judgment and appellate fees were recorded June 2007.

Note 15. Segments and Related Information

The Company has four unique business segments with dedicated management and infrastructures for each.

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

Year Ended                               Data
May 31, 2008     Electric     HVAC      Telcom   Showroom Unallocated   Total
--------------------------------------------------------------------------------
Total revenue
 earned         $12,515,175 $9,285,879 $(30,706)     -       -       $21,770,348
Inter-segment
 revenue        $   169,216 $   36,590    -          -       -       $   205,806
--------------------------------------------------------------------------------
Total external
 revenue earned $12,345,959 $9,249,289 $(30,706)     -       -       $21,564,542
================================================================================
Gross profit    $ 3,544,200 $2,122,274 $(66,861)     -     $(17,819) $ 5,581,794
================================================================================
Operating
 earnings       $   951,164 $ (237,131)$(86,630) $(173,429)$(578,780)$ (124,806)
================================================================================
Depreciation and
 amortization   $   208,675 $  126,154 $    -    $   9,816 $ 102,294 $   446,939
================================================================================
Interest
 Expense        $    10,156 $   11,348 $    -    $   1,328 $   6,001 $    28,833
================================================================================
Total assets    $ 3,843,280 $2,929,885 $ 54,933  $  48,992 $1,588,451$ 8,465,541
================================================================================
Capital
 expenditures   $   273,054 $  174,367 $    -    $   9,784 $  208,416$   665,621
================================================================================



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

Item 8a.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended May 31, 2008.

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

Our directors and executive officers are as follows:

Director
Name                 Since         Age      Position
-----                -----         ---      --------
W. Edd Helms, Jr.    1985           62      Chairman of the Board of
                                            Directors, President and
                                            Chief Executive Officer

L. Wade Helms        1986           51      Executive Vice President, Secretary,
                                            Treasurer and Director

Dean A. Goodson      2003           40        Chief Financial Officer

Walter Revell        2002           73      Independent Director

Edward McCarthy*     2002           64      Independent Director

John Salvaggio**     2006           46      Independent Director

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
Principal                 Annual Stock                        Payouts comp.(inc.
Position                  Comp   Awards                                cars)
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

W. Edd Helms, 2008 $178,500 $30,000                                     $16,810
Jr.           2007 $186,961 $31,344                                     $16,810
              2006 $186,961 $ 5,000                                     $12,258
President and
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

L. Wade Helms 2008 $150,000 $44,700                                     $15,039
              2007 $135,000 $47,031                                     $15,039
              2006 $128,942 $ 5,000                                     $11,011
Executive Vice
President
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

Dean Goodson  2008 $115,000 $28,000                                     $11,220
              2007 $100,000 $44,031                                     $ 7,907
              2006 $ 92,904 $ 3,000                                     $ 7,200

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

                           Amt. Of Beneficially
      Name                  Owned Common Stock          Percent
-------------------        -------------------          -------
W. Edd Helms, Jr.                9,590,311              83.38%      (1)
L. Wade Helms                       52,147                .46%      (2)
Walter L. Revell                    25,935                .24%      (3)
Edward McCarthy                      2,580                -         (4)
All officers and directors       9,670,973              84.08%

The address of all four of our officers is: 17850 N.E. 5th Ave, Miami, Florida 33162.

(1) W. Edd Helms, Jr. has sole voting and investment power of these shares.

(2 This includes the 2,147 shares held as joint tenants with Vicki Helms his wife and 50,000 shares issued in January of 2002. This does not include stock option to acquire 200,000 shares of our stock pursuant to our incentive stock plan at a purchase price of $.15 which options will expire in 2011.

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

a. Exhibits required to be filed by Item 601 of Regulation S-B:

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

Item 14. Principal Accountant Fees and Services

Audit Fees

Dohan and Company, CPA's, billed $113,531 for professional services rendered for the audit of our annual financial statements for fiscal year 2007 and the reviews of the financial statements included in our Forms 10-QSB for that fiscal year. For fiscal year 2008, the amount billed or accrued for the same services is expected to be $128,000.

Tax Fees

Dohan and Company, CPA's, billed $9,763 for fiscal year May 31, 2007, for professional tax services and is expected to bill approximately $10,250 for fiscal year ended May 31, 2008.

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

                                       Date: September 15, 2008

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

Date: September 15, 2008