Form 10QSB
period 2008-08-31
EDD HELMS GROUP INC
filed 2008-10-20
CIK 854883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended August 31, 2008

                                       or

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______.

                         Commission file number: 0-17978

                              EDD HELMS GROUP, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Florida                                 59-2605868
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification
                                                No. or organization)

                17850 N.E. 5th Avenue, Miami, Florida 33162-1008
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 653-2520
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_X_] No[__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]                      Accelerated filer [__]

Non-accelerated filer   [__]                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                     Yes[__] No[X]

11,414,926 shares of common stock, par value $.01 per share, were outstanding at the close of business on October 1, 2008.

EDD HELMS GROUP, INC. AND SUBSIDIARIES



                                   FORM 10-Q

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
        Consolidated Balance Sheets (unaudited) - August 31, 2008.            2
        Consolidated Statements of Income (unaudited) - Three                 3
          months ended August 31, 2008 and August 31, 2007.
        Consolidated Statements of Cash Flows (unaudited) - Three             4
          months ended August 31, 2008 and August 31, 2007.
        Notes to Consolidated Financial Statements (unaudited).               5
Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         6
Item 3. Quantitative and Qualitative Disclosures about Market Risk.           6
Item 4. Controls and Procedures                                               6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          7
Item 3. Defaults Upon Senior Securities.                                      7
Item 4. Submission of Matters to a Vote of Security Holders.                  7
Item 5. Other Information.                                                    7
Item 6. Exhibits.                                                             7

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES           August 31,         May 31,
CONSOLIDATED BALANCE SHEETS                        2008              2008
                                                (UNAUDITED)        (AUDITED)
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $431,106         $476,642
Available-for-sale security                           7,686            7,686
Accounts receivable, less allowance for doubtful
  accounts of $219,431 and $203,309               2,701,951        3,081,791
Other receivableS                                   737,310          750,423
Due from employees                                   16,375           22,332
Costs and estimated earnings in excess
  of billings on uncompleted contracts            1,133,814          638,147
Inventories                                       1,487,787        1,430,315
Prepaid expenses                                     68,908           90,782
Prepaid income taxes                                240,221          229,400
Deferred tax asset                                  238,675          187,206
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              7,063,833        6,914,724
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                       1,252,785        1,355,807
--------------------------------------------------------------------------------
OTHER ASSETS
Excess of costs over net assets of businesses
 acquired, net                                      143,866          143,866
Other assets                                         50,515           51,144
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                  194,381          195,010
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $8,510,999       $8,465,541
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                 $1,393,277       $1,382,721
Accrued liabilities                                 713,104          683,674
Current maturities of long-term debt                105,398          111,460
Current obligations under capital leases             52,073           71,553
Deferred revenue                                    196,130          133,342
Billings in excess of costs and estimated
  earnings on uncompleted contracts                 526,529          629,227
Income tax provision payable                         66,655                -
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                        $3,053,166       $3,011,977
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES
Deferred tax liability                               99,722           99,375
Long-term debt                                       93,406          117,984
Long-term debt under capital leases                   7,362           14,654
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                         200,490          232,013
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                 3,253,656        3,243,990
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY
Common stock; $.01 par value; 20,000,000 shares
  authorized; 12,661,358 shares issued and
  11,414,926 outstanding                            114,150          114,150
Additional paid-in capital                          220,646          220,646
Retained earnings                                 5,433,079        5,397,287
Treasury stock, 1,246,432 shares at cost           (510,532)        (510,532)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                        5,257,343        5,221,551
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $8,510,999       $8,465,541
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months Ended August 31,             2008               2007
--------------------------------------------------------------------------------
REVENUES EARNED                                  $5,577,921       $4,803,181
COST OF REVENUES EARNED                           4,081,239        3,459,265
--------------------------------------------------------------------------------
GROSS PROFIT                                      1,496,682        1,343,916
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           1,456,411        1,336,563
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS
   BEFORE OTHER INCOME (EXPENSES)                    40,271            7,353
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income                                         555           12,137
Other income                                          2,475                -
Interest expense                                     (4,718)         (14,235)
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                        (1,688)          (2,098)
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           40,272            5,255
--------------------------------------------------------------------------------
INCOME TAXES
Provision for income taxes                           15,535            2,027
--------------------------------------------------------------------------------
Total income taxes                                   15,535            2,027
--------------------------------------------------------------------------------
NET INCOME                                          $24,737           $3,228
================================================================================
NET INCOME PER
 SHARE - BASIC                                      $  0.00           $ 0.00
       - DILUTED                                    $  0.00           $ 0.00
================================================================================
 WEIGHTED AVERAGE SHARES
 OUTSTANDING     -BASIC                          11,414,926       11,414,926
                 -DILUTED                        11,729,959       11,668,585
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended August 31,                2008             2007
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                       $  24,737       $    3,228

Adjustments to reconcile net income to net cash
  flows used by operating activities:
Depreciation and amortization                       114,648           91,651
Provision for doubtful accounts                      16,122          (13,854)
Deferred income taxes                               (35,767)          (6,260)
Changes in assets (increase) decrease:
Accounts receivable                                 359,419          176,364
Other receivables                                    13,113           90,079
Due from employees                                    5,957          (11,512)
Costs and estimated earnings in excess
  of billings on uncompleted contracts             (495,667)         144,187
Inventories                                         (57,472)        (192,824)
Prepaid expenses                                     21,874          (22,835)
Prepaid income taxes                                (10,821)        (270,000)
Other assets                                            629           2,142
Changes in liabilities increase (decrease):
Accounts payable                                     10,556         (435,218)
Accrued liabilities                                  29,429         (424,248)
Deferred Billings in excess of costs and estimated
  earnings on uncompleted contracts                (102,698)         249,070
Deferred revenues                                    62,788           33,517
Provision for income taxes payable                   66,655            6,260
--------------------------------------------------------------------------------
Net cash provide (used) by operating activities      23,502        (580,253)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                (11,626)        (442,538)
--------------------------------------------------------------------------------
Net cash used by investing activities               (11,626)        (442,538)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                               -           83,172
Payments on notes payable                           (30,640)         (26,928)
Payments of capital lease obligations               (26,772)         (27,788)
Stock repurchase                                          -         (486,414)
--------------------------------------------------------------------------------
Net cash used by financing activities               (57,412)        (457,958)
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (45,536)      (1,480,749)
CASH AND CASH EQUIVALENTS, beginning of period      476,642        2,073,246
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period         $  431,106       $  592,497
================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                    $    4,718       $   14,235
Interest received                                $      555       $   12,137
Income taxes paid                                $        -       $    2,027
================================================================================
See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2008, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2009.

NOTE 2.  USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2008, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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


NOTE 4.  NET INCOME PER COMMON SHARE

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the three months ended August 31, 2008 and August 31, 2007, were dilutive and considered common stock equivalents for purposes of computing diluted income per common share. There has been no activity with respect to stock options.

NOTE 5. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the three months ended August 31, 2008, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from the budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction. The business unit DataTelcom, previously reported, is currently on idle. The market has slowed to a point where management believes the return is not worth the investment in resources. Based on the new technologies available in the marketplace, management expects that the business will come back strong within the next fiscal year and intends to continue operating. Currently, work of this nature, excluding any tower climbing, is being handled out of our Electric segment. The retrofit market in the cellular industry is technology and budget dependent, with each cellular company trying to one up its competition. We are positioned to take advantage of this opportunity when the marketplace returns with profitable work. The business unit EH Showrooms, previously reported, has ceased operations due to poor economic conditions and the impact this has on consumer spending.


                 Electric         HVAC            Marine            Total
--------------------------------------------------------------------------------
Revenues
 earned         $ 3,025,338     $ 2,143,283     $   409,300     $  5,577,921
Cost of revenues
 earned          (2,214,056)     (1,609,891)       (257,292)      (4,081,239)
--------------------------------------------------------------------------------
Gross margins       811,282         533,392         152,008        1,496,682
Expenses         (  741,367)     (  548,954)       (166,089)      (1,456,410)
--------------------------------------------------------------------------------
Income from
operations      $    69,915     $   (15,562)    $   (14,081)    $     40,272
===============================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operation.

SAFE HARBOR STATEMENT

Certain statements in this Form 10-Q, including information set forth under this
Item 2. Management's Discussion and Analysis or Plan of Operation constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourselves of certain 'safe harbor' provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or included in other publicly available documents filed with the Securities and Exchange Commission reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management's best estimates based upon current conditions and most recent results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

RESULTS OF OPERATIONS

REVENUES EARNED

Revenues for the three months ended August 31, 2008 as compared to August 31, 2007, increased approximately 16.1%. The increase can be attributed to securing one large commercial hotel project and other mid-size commercial jobs. While the residential market in South Florida has slowed the commercial retrofit market has accelerated. Through building relationships and providing quality service we continue to be a contractor of choice in South Florida.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the three months ended August 31, 2008 as compared to August 31, 2007 increased 1.2%, from 72.0% to 73.2%. The increase can be attributed to lower selling margins in the residential market due to increased competition as a result of a tight economy. Commercial projects have increased in number and size. These larger projects have lower margins as compared to our typical niche business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 7.5% for the three months ended August 31, 2008 as compared to August 31, 2007. The increase relates to increased legal fees for the Siemens case, consulting fees, salaries and related expenses, the cost of fuel, unbudgeted advertising and warehouse expenses.

NET INCOME

The net income for the three months ended August 31, 2008 was at budget. We continue to focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by approximately $99,216 from May 31, 2008 to August 31, 2008. Our ratio of current assets to current liabilities for the as of August 31, 2008 was 2.31, as compared to a ratio of 2.55 at August 31, 2007. Compared to August 31, 2007, our cash balance as of August 31, 2008 decreased by $161,391, our accounts receivable increased by $132,161 and our accounts payable increased by $594,272. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have no balance on our line of credit at August 31, 2008. We do expect, if necessary, to use our credit line as it may be needed from time-to-time to meet short-term working capital needs. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of February 29, 2008. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Changes in Internal Controls.
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

1. The case is filed with the 11th Judicial Circuit Court in Miami-Dade County, Florida Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group Inc. (Helms) entered into a subcontract for the installation of a fire alarm system at the Fontainebleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against the Company and its surety, XL Surety Specialists. The surety responded and filed an action against Helms for indemnification under the bond. The Siemens claim is in excess of $500,000. The opinion of management is that the Company will be successful in the prosecution of the claim and the defense of the counterclaim and at this time, the Company's legal counsel has indicated that there is no reason to believe that there will be any material adverse effect on the Company. We do not believe that the ultimate result of the case will have a material adverse effect on the financial condition of the Company.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2008, there were no changes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

31.1  Certification of the Chief Executive Officer required by
        Rule 13a-14(a)/15d-14(a)
32.1  Certification of the Chief Executive Officer required by
        Rule 13a-14(a)/15d-14(a) pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                       Date: October 20, 2008

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

Date: October 20, 2008