Form 10KSB/A
period 2008-05-31
EDD HELMS GROUP INC
filed 2009-01-15
CIK 854883

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

Item 8a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company has carried out an evaluation under the supervision of management, including the President ("PRES"), the Executive Vice President ("EVP") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, our PRES, EVP, and CFO have concluded that, as of May 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including the PRES, the EVP, and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the forth quarter 2007 that has materially affected, or reasonably likely to materially affect , our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting was effective as of May 31, 2008. This Annual Report on Form 10-KSB does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in the Annual
Report on Form 10-KSB.

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

3.1 Articles of incorporation

3.2 Bylaws

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

                                       Date: January 15, 2009

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

                                       By:/s/ W. Edd Helms, Jr.
                                          -------------------------
                                          W. EDD HELMS, JR. PRESIDENT AND CHIEF
                                          EXECUTIVE OFFICER
                                          AND DIRECTOR


                                       By:/s/ L. Wade Helms
                                          -------------------------
                                          L. WADE HELMS
                                          EXECUTIVE VICE PRESIDENT, SECRETARY,
                                          TREASURER AND DIRECTOR


                                      By:/s/ Dean Goodson
                                          -------------------------
                                          DeAN GOODSON
                                          CHIEF FINANCIAL OFFICER


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

Date: January 15, 2009