Form 10-Q
period 2008-11-30
EDD HELMS GROUP INC
filed 2009-01-22
CIK 854883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

☐ TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 0-1797

EDD HELMS GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2605868

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No. or organization)

17850 N.E. 5th Avenue, Miami, Florida 33162-1008

(Address of principal executive offices) (Zip Code)

(305) 653-2520

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

11,414,926 shares of common stock, par value $.01 per share, were outstanding at the close of business on January 10, 2009.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The consolidated financial statements in response to this item are as follows:

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2008	May 31, 2008
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$272,995	$476,642
Available-for-sale security	7,686	7,686
Accounts receivable, less allowance for doubtful accounts of $251,234 and $203,309	3,190,516	3,081,791
Other receivables, less allowance for doubtful accounts	286,695	750,423
Due from employees	6,020	22,332
Costs and estimated earnings in excess of billings on uncompleted contracts	573,454	638,147
Inventories	1,545,116	1,430,315
Prepaid expenses	54,755	90,782
Prepaid income taxes	240,221	229,400
Deferred tax asset	72,298	187,206

TOTAL CURRENT ASSETS	6,249,756	6,914,724

PROPERTY AND EQUIPMENT, NET	1,198,342	1,355,807

OTHER ASSETS
Excess of costs over net assets of businesses acquired, net	143,866	143,866
Other assets	58,040	51,144

TOTAL OTHER ASSETS	201,906	195,010

TOTAL ASSETS	$7,650,004	$8,465,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Credit Line	$150,000	—
Accounts payable	988,209	$1,382,721
Accrued liabilities	691,626	683,674
Current maturities of long-term debt	93,912	111,460
Current obligations under capital leases	35,019	71,553
Deferred revenue	151,146	133,342
Billings in excess of costs and estimated earnings on uncompleted contracts	582,542	629,227

TOTAL CURRENT LIABILITIES	$2,692,454	$3,011,977

LONG-TERM LIABILITIES
Deferred tax liability	—	99,375
Long-term debt	75,738	117,984
Long-term debt under capital leases	2,673	14,654

TOTAL LONG-TERM LIABILITIES	78,411	232,013

TOTAL LIABILITIES	2,770,865	3,243,990

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS’ EQUITY
Common stock; $.01 par value; 20,000,000 shares authorized; 12,661,358 shares issued and 11,414,926 outstanding	114,150	114,150
Additional paid-in capital	220,646	220,646
Retained earnings	5,054,875	5,397,287
Treasury stock, 1,246,432 shares at cost	(510,532)	(510,532)

TOTAL STOCKHOLDERS’ EQUITY	4,879,139	5,221,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,650,004	$8,465,541

See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		For the Three Months Ended November 30		For the Six Months Ended November 30
		2008	2007	2008	2007

REVENUES EARNED		$4,859,514	$5,664,212	$10,437,435	$10,467,393
COST OF REVENUES EARNED		3,731,270	4,180,448	7,812,509	7,639,713

GROSS PROFIT		1,128,244	1,483,764	2,624,926	2,827,680
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		1,490,492	1,310,987	2,945,214	2,647,550

(LOSS) INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)		(362,248)	172,777	(320,288)	180,130

OTHER INCOME (EXPENSES)
Interest income		453	3,625	1,008	15,762
Other income		2,406	3,166	4,881	3,166
(Loss) Gain on disposal of property and equipment		(3,245)	5,392	(3,245)	5,392
Interest expense		(4,515)	(5.337)	(9,233)	(19,572)

TOTAL OTHER INCOME (EXPENSES)		(4,901)	6,846	(6,589)	4,748

(LOSS) INCOME BEFORE INCOME TAXES		(367,149)	179,623	(326,877)	184,878

INCOME TAXES
Benefit (Provision) for income taxes		—	(69,290)	(15,535)	(71,317)
Deferred federal and state income taxes		—	—	—	—

Total income taxes		—	(69,290)	(15,535)	(71,317)

NET (LOSS) INCOME		$(367,149)	$110,333	$(342,412)	$113,561

NET (LOSS) INCOME PER
SHARE - BASIC		($0.03)	$0.01	($0.03)	$0.01
- DILUTED		($0.03)	$0.01	($0.03)	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING	- BASIC	11,414,926	11,414,926	11,414,926	11,414,926
	- DILUTED	11,414,926	11,664,926	11,414,926	11,664,926

See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended November 30,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(342,412)	$113,561

Adjustments to reconcile net (loss) income to net cash flows used by operating activities:
Depreciation and amortization	230,843	199,158
Gain on disposal of asset	(3,245)	(5,392)
Provision for doubtful accounts	54,500	7,290
Deferred income taxes	12,202	(993)
Changes in assets (increase) decrease:
Accounts receivable	(156,649)	102,363
Other receivables	463,728	159,520
Due from employees	16,312	(7,731)
Costs and estimated earnings in excess of billings on uncompleted contracts	64,693	(344,104)
Inventories	(114,801)	(323,040)
Prepaid expenses	36,027	(28,755)
Prepaid income taxes	(10,821)	(406,000)
Other assets	(6,896)	1,753
Changes in liabilities increase (decrease):
Accounts payable	(394,512)	269,183
Accrued liabilities	7,952	(404,141)
Deferred revenues	17,804	11,952
Billings in excess of costs and estimated earnings on uncompleted contracts	(46,685)	284,012
Provision for income taxes payable	—	72,309

Net cash used by operating activities	(171,960)	(299,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(73,378)	(475,146)

Net cash used by investing activities	(73,378)	(475,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit line	150,000	—
Proceeds from notes payable	—	83,172
Repayments on notes payable	(59,794)	(57,613)
Payments on capital lease obligations	(48,515)	(53,479)
Stock repurchase	—	(486,414)

Net cash provided by financing activities	41,691	(514,334)

NET DECREASE IN CASH AND EQUIVALENTS	(203,647)	(1,288,535)
CASH, beginning of period	476,642	2,073,246

CASH AND EQUIVALENTS, end of period	$272,995	$784,711

SUPPLEMENTAL DISCLOSURES
Interest paid	$9,233	$19,572
Interest received	$1,008	$15,762
Treasury stock purchase	$—	$486,414
Income taxes paid	$—	$406,000

NON-CASH FINANCING TRANSACTION
The company purchased equipment by Incurring new note payable obligation of	$—	$83,172

See accompanying notes.

EDD HELMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited consolidated condensed financial statements of Edd Helms Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2008, may not necessarily be indicative of the results that may be expected for the year ended May 31, 2009.

NOTE 2. USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended May 31, 2008, appearing in the Company’s Form 10-KSB/A filed with the Securities and Exchange Commission.

NOTE 3. COMMITMENTS AND CONTINGENCIES

1. The case is filed with the 11th Judicial Circuit Court in Miami-Dade County, Florida, Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. “Siemens” and Edd Helms Group, Inc. “Helms” entered into a subcontract for the installation of a fire alarm system at the Fontainebleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against the Company and its surety, XL Surety Specialists. The surety responded and filed an action against Helms for indemnification under the bond. The Siemens claim is in excess of $500,000. The opinion of management is that the Company will be successful in the prosecution of the claim and the defense of the counterclaim and at this time, the Company’s legal counsel has indicated that there is no reason to believe that there will be any material adverse effect on the Company. We do not believe that the ultimate result of the case will have a material adverse effect on the financial condition of the Company.

NOTE 4. NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. The available stock options for the six months ended November 30, 2008 were antidilutive, but dilutive and considered common stock equivalents for purposes of computing diluted income per common share for the six months ended November 30, 2007. There has been no activity with respect to stock options.

NOTE 5. CONDENSED SEGMENT INFORMATION

The following condensed segment information for the six months ended November 30, 2008, includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. Any variances from the budget will be allocated at the end of the year based on actual revenues. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction. The business unit DataTelcom, previously reported, is currently on idle. The market has slowed to a point where management believes the return is not worth the investment in resources. Based on the new technologies available in the marketplace, management expects that the business will come back strong within the next fiscal year and intends to continue operating. Currently, work of this nature, excluding any tower climbing, is being handled out of our Electric segment. The retrofit market in the cellular industry is technology and budget dependent, with each cellular company trying to one up its competition. We are positioned to take advantage of this opportunity when the marketplace returns with profitable work. The business unit EH Showrooms, previously reported, has ceased operations due to poor economic conditions and the impact this has on consumer spending.

	Electric	HVAC	Marine	Total

Revenues earned	$5,627,420	$4,069,234	$740,781	$10,437,435
Cost of revenues earned	(4,283,036)	(3,049,010)	(480,463)	(7,812,509)

Gross margins	1,344,384	1,020,224	260,318	2,624,926
Expenses	(1,514,444)	(1,110,558)	(342,336)	(2,967,338)

Loss before income taxes	$(170,060)	$(90,334)	$(82,016)	$(342,412)

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

SAFE HARBOR STATEMENT

Certain statements in this Form 10-Q, including information set forth under this Item 2. Management’s Discussion and Analysis or Plan of Operation constitute ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourselves of certain ‘safe harbor’ provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or included in other publicly available documents filed with the Securities and Exchange Commission reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and most recent results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

RESULTS OF OPERATIONS

REVENUES EARNED

Revenues for the six months ended November 30, 2008 as compared to November 30, 2007, were approximately the same. While the residential market in South Florida has slowed the commercial retrofit market remains stable. In addition, we have secured one large commercial hotel project and other mid-size commercial jobs. The lost residential work, as a result of the poor economy, has been replaced by commercial work. Currently, we have a large backlog of work and expect revenues to exceed prior year in the next quarter. Through building relationships and providing quality service we continue to be a contractor of choice in South Florida.

COST OF REVENUES EARNED

Costs of revenues earned as a percentage of revenues for the six months ended November 30, 2008 as compared to November 30, 2007 increased 1.8%, from 73.0% to 74.8%. The increase can be attributed to lower selling margins in the residential market due to increased competition as a result of a tight economy. Commercial projects have increased in number and size. These larger projects have lower margins as compared to our typical niche business, but revenues generated per project are larger.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 10.0% for the six months ended November 30, 2008 as compared to November 30, 2007. The increase relates to increased legal fees for the Siemens case, consulting fees, salaries and related expenses, the cost of fuel, unbudgeted advertising and warehouse expenses.

NET LOSS

The net loss for the six months ended November 30, 2008 was less than budgeted. We continue to focus on growing all companies through hiring quality employees, controlling cost, measuring performance by analyzing key process indicators and budget variances, improving relationships with existing customers and developing relationships with potential customers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by approximately $209,806 from May 31, 2008 to November 30, 2008. Our ratio of current assets to current liabilities for the period ended November 30, 2008 was 2.39, as compared to a ratio of 2.30 at May 31, 2008. Compared to May 31, 2008, our cash balance as of November 30, 2008 decreased by $203,647, our accounts receivable increased by $156,650 and our accounts payable decreased by $394,512. We have financed our operations and growth in the past with internally generated working capital, and we intend to continue to do so. We have a balance on our line of credit at November 30, 2008, in the amount of $150,000. We do expect, if necessary, to use our credit line as it may be needed from time-to-time to meet short-term working capital needs. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures in the near-term.

During the quarter ended November 30, 2008, equipment was acquired with proceeds from debt.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer, Chief Financial Officer and Executive Vice President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 240.15d14(c)) as of November 30, 2008. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Changes in Internal Controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

1. The case is filed with the 11th Judicial Circuit Court in Miami-Dade County, Florida Case No. 04-8784. On or about May 12, 2001 Siemens Building Technologies Inc. (Siemens) and Edd Helms Group Inc. (Helms) entered into a subcontract for the installation of a fire alarm system at the Fontainebleau Hilton Hotel in Miami Beach. Siemens was to provide engineered drawings for the installation of the fire alarm system. Several issues developed during the construction dealing with issues that include time delays, extra work and providing us with the appropriate drawings resulting in additional costs which Siemens refused. In addition, Siemens failed to provide approved engineered drawings, constituting a material breech of contract. Accordingly, Helms declared Siemens to be in material breach of contract and filed suit for breach of contract, fraudulent misrepresentation and negligent misrepresentation for damages in excess of $1,000,000. Siemens filed a counterclaim against the Company and its surety, XL Surety Specialists. The surety responded and filed an action against Helms for indemnification under the bond. The Siemens claim is in excess of $500,000. The opinion of management is that the Company will be successful in the prosecution of the claim and the defense of the counterclaim and at this time, the Company’s legal counsel has indicated that there is no reason to believe that there will be any material adverse effect on the Company. We do not believe that the ultimate result of the case will have a material adverse effect on the financial condition of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended November 30, 2008, there were no changes.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 3, 2008, the Board of Directors approved a reverse stock split for one share for each 2,000 shares of common stock presently issued and outstanding along with a $0.40 cash payment for all remaining fractional shares. On November 3, 2008, the Board of Directors approved a plan to reduce the number of shareholders in order to discontinue operating as a “reporting company” under the Securities Exchange Act of 1934. Subsequently, on November 10, 2008, the Company filed a “Preliminary Information Statement” with the commission to begin the process of privatization.

Item 5.	Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

3(i)	Articles of Incorporation by reference to Form 10-KSB/A filed on January 15, 2009

3(ii)	Bylaws by reference to Form 10-KSB/A filed on January 5, 2009

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

Current reports on Form 8-K filed with the commission on December 1, 2008, which included a reverse stock split effective November 3, 2008 and a filing of a preliminary information statement with the commission on November 10, 2008.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ EDD HELMS GROUP, INC.

(Registrant)

By: /s/ W. Edd Helms, Jr.

W. EDD HELMS, JR.
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: January 10, 2009

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ W. Edd Helms, Jr.

W. EDD HELMS, JR.
PRESIDENT AND CHIEF EXECUTIVE OFFICER
AND DIRECTOR

By: /s/ Dean A. Goodson

DEAN A. GOODSON
CHIEF FINANCIAL OFFICER

By: /s/ L. Wade Helms

L. WADE HELMS
EXECUTIVE VICE PRESIDENT, SECRETARY,
TREASURER AND DIRECTOR

By: /s/ Walter Revell

WALTER REVELL
DIRECTOR

By: /s/ Edward McCarthy

EDWARD MCCARTHY
DIRECTOR

By: /s/ John Salvaggio

JOHN SALVAGGIO
DIRECTOR

Date: January 10, 2009